Form 10-K
period 2011-12-31
Immobiliare Global Investments, Inc.
filed 2012-03-30
CIK 1520874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______to______.

Commission File Number: 333-174261
______________________________________________

IMMOBILIARE GLOBAL INVESTMENTS, INC.
 (Exact name of registrant as specified in its charter)
___________________________________________

Florida	27-3943293
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13575 58th Street N., Suite 140 Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (602) 885-9792
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of class)
____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            ☐     Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       ☐     Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒  Yes       ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes  ☒  No

On June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $0, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 26, 2012 the registrant had 64,525,000 shares of its Common Stock, $0.001 par value, outstanding.

i

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Immobiliare Global Investments, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1.  Business

General Overview

Our Business

Our Company, Immobiliare Global Investments, Inc. (“Immobiliare” or “IGI”) is involved in real estate investments through our wholly owned subsidiary, Thomas Investment Holdings, LLC (“Thomas” or “TIH”), an Utah limited liability company. Thomas presently owns several parcels of real estate in Salt Lake City, Utah from which it receives rental income. For the next twelve (12) month period we propose to develop a state of the art self-storage facility totaling 53,400 square feet along with 900 units, located in Salt Lake City, Utah.

Our Statement of Organization:

We were incorporated in Florida on July 1, 2010, as Immobiliare Investors, Inc. On November 1, 2010 we amended our articles of incorporation and changed our name to Immobiliare Global Investments, Inc.

The Company reports its business under the following SIC Codes:

SIC Code	Description

4225	General Warehousing and Storage

Our principal executive offices are located at 1357 58th Street North, Suite 140, Clearwater, Florida 33760. Our telephone number is (602) 885-9792.

Description of Business

Our Company is involved in real estate investment through our wholly owned subsidiary, Thomas Investment Holdings, LLC, a Utah limited liability company (“Thomas”). Thomas presently owns several parcels of residential real estate in Salt Lake City, Utah from which it receives rental income. We propose to develop a state of the art self-storage facility totaling 53,400 square feet along with 900 units, located in Salt Lake City, Utah. We presently own the land upon which we intend to construct the self-storage facility.

Our History

We were incorporated in Florida on July 1, 2010, as Immobiliare Investors, Inc. On November 1, 2010 we amended our articles of incorporation and changed our name to Immobiliare Global Investments, Inc. Our principal executive offices are located at 13575 58th Street North, Suite 140, Clearwater, Florida 33760. Our telephone number is (602) 885-9792.

Thomas Investment Holdings, LLC was organized as a limited liability company in Utah on September 23, 2003.  The company acquired real property in Salt Lake City Utah and manages the properties as rentals.

On November 10, 2010, we entered into a Purchase and Sale Agreement with our Chief Executive Officer, A. Wayne Middleton, whereby we purchased all of the issued and outstanding membership units in Thomas Investment Holdings, LLC, for $812,500. As partial consideration for our acquisition of all issued and outstanding equity membership interests of Thomas Investment Holdings, LLC, we issued a promissory note to the seller (our Chief Executive Officer, Wayne Middleton and his brother, as his designee) in the principal amounts of $800,000. The Board of Directors unanimously approved the acquisition agreement, while Mr. Middleton abstained from voting on the transaction. The terms of the promissory note include interest only payments of $3,000 commencing January 2011 through maturity on November 10, 2014. There can be no assurance is that we will be able to generate sufficient revenues from business operations to make all payments due under the note on a timely basis, including the principal amounts of $800,000 which are due on November 10, 2014. The Promissory Note is secured by all real estate owned by the Company and the membership interest of Thomas. As additional consideration for the acquisition we agreed to issue 125,000 shares of our common stock at $0.10 per share to Wayne Middleton.  Mr. Middleton directed that 25,000 shares of the common stock be issued to his designee, William Middleton.  At the time of the transaction, Wayne Middleton was the sole member of Thomas Investment Holdings, LLC.

The acquisition of Thomas Investment Holdings, LLC was a reverse merger recorded as a recapitalization where the business activity of Thomas Investment Holdings, LLC is the survivor.  The financial information for year-end 2010 contained herein reflects the business activity of Thomas Investment Holdings, LLC with our Company’s capital structure. The financial information for year-end 2009 reflects the business activity of Thomas Investment Holdings, LLC exclusively.

Mr. Middleton was one of the four original officers and directors of the Company.  There were no other significant operations of the company before July 2010.  Since inception of the Company, but prior to the merger with Thomas Investment Holdings LLC, the officers of the Company were negotiating with a few potential deals that were eventually deemed less favorable than the Thomas Investment acquisition. Mr. Middleton has broad authority to make operational and business decisions for the Company on a daily basis.  However, the Board of Directors has the authority to over-rule any decisions of the CEO by a majority vote.  Any significant decisions that would materially affect the Company will be voted on by a majority vote of the Board of Directors.

The steps to be taken for this storage facility construction project from beginning to end are set forth below. Any capital shortfalls from our projected use of proceeds section will require us to search for external financing that could take various forms, including debt financing.  We can provide no assurances that any such external financing will be available on terms favorable to the Company or at all.

1.
If funds are not committed insufficient amounts through current fund raising options, the structure as envisioned will not be able to be constructed without additional financing.  The exact nature, source(s), and timing of financing is very speculative to predict, but could include such financing structures as debt, convertible debt, additional equity issues, or any combination thereof from one or more sources.   There is no guarantee that we can obtain additional financing to finish construction.

2.
Our next step will be to apply for a conditional use construction permit with the city.  As this is an allowed use for the property under current zoning rules, we do not anticipate any material delays with this, but it would probably take a few weeks. The cost of this permit should be no more than a few hundred dollars. As part of the permitting process, the city will verify that the project conforms to all structural and zoning codes with the city and make any changes to the architectural plans as needed. We cannot estimate how much cost will be involved in any recommended architectural plan changes though it is part of a $350,000 line item in our Use of Proceeds table.

3.
Once financing is obtained and a construction permit is issued by the city, the tenants in our current properties will be given a 30 day notice to vacate their units.  All residential units are owned by Thomas Investments and all leases are on a month-to-month basis, which can be cancelled at any time for any reason.

4.	All structures on the building site will undergo demolition. We are considering demolition as part of our engineering budget which is part of a $350,000 line item in our Use of Proceeds table.

5.	All debris will be removed from the site. We are considering debris removal as part of our engineering budget which is part of a $350,000 line item in our Use of Proceeds table.

6.
A commercial construction company will build the building according to specification and will be assisted by the chosen architectural and engineering firms. We have a budget for the cost of construction at $3,512,342 in our Use of Proceeds table.

7.	The storage units will be marketed and leased with a goal to reach full capacity. We have a budget of $10,000 for sales and marketing and a working capital budget of $2,276,658.

8.	With the current cash flow and additional external financing, the Company will seek to purchase other storage facilities in urban areas of this or other medium or large U.S. cities.

THE SELF-STORAGE CONCEPT

The self-storage industry had its beginnings in Texas in the late 1960’s and since then it has become a viable, worldwide business.  Simply stated, the concept of self-storage provides an attractive solution to the growing need for temporary additional space for the residential market and for both small and large businesses.

In the past, self-storage was most often thought of as an option for industrial businesses only.  Today, self-storage is actually utilized more for retail or residential use, and is more accurately considered as a retail business.  Additional income is generated at self-storage facilities by offering climate-controlled units, tenants insurance, P.O. Boxes, locks and shipping boxes and packing supplies.

As with most commercial real estate, selecting the right location for a self-storage facility is very important.  Choosing a self-storage site on a major arterial is beneficial to both residents and businesses in the immediate neighborhood.  High visibility to drive-by traffic also contributes significantly to the success of a self-storage facility.

There are approximately 48,000 self-storage facilities in the United States; however, this number can be misleading.  If all the facilities having less than 35,000 rentable square feet are excluded, the number of self-storage sites drops to about 27,500.  Of these, only 17% are owned by the fifteen top operators in the nation.

ADVANTAGES OF SELF-STORAGE

•
Unlike office, retail, or multi-family real estate properties, a significant transaction for self-storage facility in a typical market usually does not exceed $6 to $7 million, with land cost a typical facility is averaging approximately $4.5 million.  Operating expenses in self-storage are easily managed.  Real estate taxes usually comprise 15 to 20 per cent of the total expenses.  Payroll, the largest single expense item, averages between 25 and 30 percent of the total expenses.  The remaining expenses are spread over management fees, utilities, advertising, insurance premiums, costs for repairs and maintenance and miscellaneous office expense.

•
Self-storage is counter-cyclical.  In times of slow economic growth, both business and residential tenants tend to downsize, but self-storage business tends to remain constant because tenants will use their self-storage units to store inventories, furniture and personal goods. However, we can provide no assurances and there are no guarantees that self-storage rental rates will always remain constant or increase. During periods of strong economic growth, tenants will characteristically increase inventories, move into or build larger homes and offices and utilize their self-storage space during this transition.  Tenants will often rent on a permanent basis an extra unit for storage of inventory items or household goods such as holiday decorations and other seasonal, bulky possessions.

How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to obtain financing to construct our self-storage facility and to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our Company’s securities.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.

In the event we raise additional capital, we will be able to implement our expansion in accordance with our business plan.  We anticipate that we will use the funds raised to fund marketing activities and working capital.  If we are unable to expand our operations within the next twelve months, we will likely see a decrease in the ability of increasing our revenues.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses.  However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds.  We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes.  If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.  None of our officers or directors is obligated to pay for our expenses.  Moreover, none of our officers has specifically agreed to pay our expenses should we need such assistance.

The implementation of our business strategy is estimated to take approximately 12-18 months. Once we are able to secure funding, implementation will begin immediately.  The major parts of the strategy to be immediately implemented will be the sales and marketing, office equipment and human resource procurement.

Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities, other than the research to locate prime real estate areas.

Marketing Plan

Our marketing initiatives will include:
(a)	utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;
(b)	links to industry focused websites;
(c)	affiliated marketing and direct mail
(d)	presence at industry trade shows; and
(e)	promoting our services and attracting businesses through our proposed website
(f)	continue to nurture the relationships we have with our core customers that we have done business with
(g)	seek additional customers coming into the marketplace and create relationships with them

Industry Overview

The storage industry in the U.S. includes two primary sectors: fixed-site self-storage and portable storage. Fixed-site self-storage is used primarily by individuals for the temporary storage of household items at a permanent facility. Portable storage is used primarily by businesses for secure, temporary storage at the customer’s location. The portable storage industry serves a broad range of industries, including construction, services, retail, manufacturing, transportation, utilities and government.

Fixed storage offers customers a secure, cost-effective and convenient alternative to constructing permanent warehouse space by providing additional space for higher levels of inventory, equipment or other goods on an as-needed basis. The fixed storage industry is highly fragmented and remains mostly local in nature.

The population density in the target area determines the competition reviewed in respect to the proposed facility.  The greater the density surrounding the proposed facility, the more likely competitors with similar product will impact the subject facility.

The success of a self-storage facility is based on the following factors: location (demographics and traffic count), visibility, management, security, and accessibility, curb appeal, appearance and building structure.  A lacking in one area can be offset by strength in other areas.  However, if there are weaknesses in a number of the factors or if the facility does not compare well with the competition, the project will be forced to use price as the main competing factor, thus potentially reducing the success of the facility.  Having the highest count in one area does not always produce the optimum result, such as a traffic count at highway usage levels, of over 60,000 cars per day past the main entrance of a facility, particularly at high speeds, can actually discourage business.  Most successful self-storage facilities are in areas either growing or stable economically and demographically.

Also taken into consideration to determine the major competitors are any market barriers such as freeways, lakes, rivers, large open areas (airports, large recreation areas, landfills, etc.), railways and any other hindrance that make the facility hard to reach or separates one facility from another by segregating their market area.

Our Business Strategy

Our growth strategy consists of the following:

Obtain Permitting, Financing and Construct Our Self-Storage Facility.  Initially, we intend to obtain all necessary permits to facilitate construction of our self-storage facility. Thereafter, we may find it necessary to obtain commercial financing to pay for the cost of construction of our self-storage facility.  In our Use of Proceeds estimate, we project the cost of construction and permitting to be approximately $3,862,342, which we may be required to seek financing in such amount.  We have not yet taken any steps to seek any additional financing.

Establish Existing Market and Increase Market Share. Our goal is to establish a significant market share in the self-storage market in Salt Lake City, Utah and thereafter continue to develop market share by raising market awareness of the availability and benefits of self-storage and making complementary in-market acquisitions.

•
Increasing Market Awareness. Our marketing efforts will be designed to raise awareness of the availability and benefits of self-storage and thus expand product use by existing customers and attract new customers. Our management team intends to place increasing emphasis on our marketing efforts by creating a customer-focused culture and adjusting our organization to reward growth. Our marketing programs will include yellow pages advertising, as well as telemarketing, targeted mailings and trade shows.

•
Engage in “In-Market” Acquisitions. We also plan to selectively pursue acquisitions of companies in our existing market. These “in-market” acquisitions are attractive because they immediately increase our customer base, add existing revenue-generating relationships, can be fully integrated quickly (in approximately one to three weeks). Presently we have not targeted any specific acquisition candidates or consummated any acquisitions.  We have no current plans regarding specific acquisitions and there can be no assurances that any acquisitions will occur in the future.

Description of Property

Our wholly-owned subsidiary, Thomas Investment Holdings, LLC, owns several parcels of residential real property from which it receives rental income as well as property for development.

Descriptions of the properties are as follows:

1414 S. 900 West, Salt Lake City, UT – Rented House;
476 S. Concord, Salt Lake City, UT – Rented House;
345 N. 1200 West, Salt Lake City, UT – Rented House; and
1111 W. 900 South, Salt Lake City, UT – Rented House;
Property to be developed – 1376 – 1382 Major Street, Salt Lake City, UT – both have houses – rented – but zoned commercial – where the storage facility will be built.
1364 S. Major Street, Salt Lake City, UT - 12 mobile home park – also zoned commercial and where the storage facility will be built.

All S. Major Street properties are contiguous and represent approximately 0.85 acre for the proposed storage facility. The leases from all properties are leased on a month-to-month basis.  All structures on the properties to be constructed are owned by the Company and can be demolished at will by the Company as soon as such properties are vacated and financing for construction is in place.  The properties where the storage units are to be built are already zoned for that type of use and are not anticipated to have any material hindrances to obtain a construction permit expeditiously.

Five (5) of the six (6) above properties are mortgaged.  The total outstanding balance on the mortgages as of December 310, 2011 was $870,310.

Our business is presently operated at 13575 58th Street North, Suite 140, Clearwater, Florida 33760. Our telephone number is (602) 885-9792.

Regulatory Matters

Our operations are compliant with all governmental regulations, as applicable.

Employees

As of March 15, 2012, we had no full time employees or part-time employees.

Property

We utilize office space in Clearwater, Florida that is leased by a shareholder of the Company for an unrelated matter.  There are no costs to the Company for this space which serves as our corporate headquarters.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

Our access to credit markets may be limited, which may adversely impact our liquidity.

We may require additional capital from outside sources from time to time. Our ability to arrange financing, and the cost of such capital, is dependent on numerous factors, including:

•	general economic, business and financial conditions;
•	credit availability from banks and other financial institutions;
•	investor confidence in us;
•	our levels of indebtedness;
•	competitive, legislative and regulatory matters;
•	cash flows; and
•	provisions of tax and securities laws that may impact raising capital

In addition, volatility in the capital markets may adversely affect our ability to access any available borrowing capacity under our revolving credit facility.

Our operating results and financial condition may be adversely affected by unfavorable general economic conditions.

Unfavorable economic conditions worldwide contribute to slowdowns. If global economic conditions or economic conditions in the U.S. remain uncertain or persist, spread or deteriorate further, we may experience material adverse impacts on our results of operations, cash flows and financial condition.

We will operate in a highly competitive business environment, and competitive pressures could adversely affect our business.

We will be competing with similar enterprises in our areas of operation. Some of our competitors are national self-storage companies that have greater financial resources than we do. Our competitors may expand or construct sales systems and associated infrastructure that would create additional competition for the services we provide to our customers. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. Uncertainty and possible adverse publicity may make us more susceptible to the loss of customers to our competitors. All of these competitive pressures could have a material adverse effect on our prospective business, results of operations and financial condition.

We have minimal revenues and limited operating history.

We have minimal revenues and limited operations. Our record of minimal revenues and a limited operating history pose specific risks that may adversely affect our business or an investment in our common stock.  There can be no assurances that we will generate sufficient revenue from future operations to implement our business plan.

As a public company, we will be subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy will raise our costs and may divert resources and management attention from operating our business.

We have historically operated as a private company. Following the effectiveness of this registration statement, we will need to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC regulations. Thus, we will need to ensure that we have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements. We anticipate that our combined legal and accounting expenses to comply with these requirements will be approximately $25,000 annually We will also become subject to other reporting and corporate governance requirements, including the listing standards of the national securities exchange upon which we list our Class A Common Stock, and the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the regulations promulgated thereunder, which will impose significant new compliance obligations upon us. As a public company, we will be required, among other things, to:

•	prepare and distribute reports and other stockholder communications in compliance with our obligations under the federal securities laws and the applicable national securities exchange listing rules;
•	define and expand the roles and the duties of our Board of Directors and its committees;
•	institute more comprehensive compliance, investor relations and internal audit functions;
•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC; and

•	involve and retain outside legal counsel and accountants in connection with the activities listed above

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2011. Our internal control over financial reporting may not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. We estimate that additional staffing costs could approximate $50,000 to $75,000. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404. If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules and may breach covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

The changes necessitated by becoming a public company will require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

We are exposed to the creditworthiness and performance of our customers and any material nonpayment or nonperformance by one or more of these parties could adversely affect our financial and operational results.

There can be no assurance we have adequately assessed the creditworthiness of each of our existing or future customers, or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our financial condition and results of operations. Nor is there certainty that our customers will perform or adhere to existing or future contractual arrangements.

We are dependent on the services of a certain key employee and the loss of his services could harm our business.

Our success largely depends on the continuing services of our President, Chief Executive Officer and Director, Wayne Middleton.  Our continued success also depends on our ability to attract and retain qualified personnel.  We believe that Mr. Middleton possesses valuable industry knowledge, experience and leadership abilities that would be difficult in the short term to replicate.  The loss of him as a key employee could harm our operations, business plans and cash flows. Presently, we do not maintain any key man life insurance with respect to Mr. Middleton and we have no present plan to utilize our limited economic resources for such purpose.

Because our acquisition of Thomas Investment Holdings, LLC resulted in our issuance of a promissory note in the amount of $800,000 secured by all of our assets, with a term requiring interest only payments in the amount of $3,000 per month with a maturity due date of November 10, 2014, we could lose all of our assets in a foreclosure in the event we are not able to repay the promissory note.

In connection with and as partial consideration for our acquisition of all issued and outstanding equity membership interests of Thomas Investment Holdings, LLC, we issued a promissory note to the seller (our Chief Executive Officer, Wayne Middleton) in the principal amount of $800,000. We also agreed to assume existing debt on the properties held by Thomas Investment Holdings, LLC. The Board of Directors unanimously approved the acquisition agreement, while Mr. Middleton abstained from voting on the transaction. The terms of the promissory note include interest only payments of $3,000 commencing January 2011 through maturity on November 10, 2014. There can be no assurance is that we will be able to generate sufficient revenues from business operations to make all payments due under the note on a timely basis, including the principal amount of $800,000 which is due on November 10, 2014. The Promissory Note is secured by all real estate owned by the Company.  We could lose all of our present assets in foreclosure in the event we are not able to repay the promissory note in accordance with its terms.

We are subject to various laws and regulations that govern, and impose liability for, activities and operations which may have adverse environmental effects. Our noncompliance with these laws and regulations could have a material adverse effect on our business.

We are subject to federal, state, local laws and regulations that govern, and impose liability for, our activities and operations which may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous substances and other wastes. From time to time, our operations may result, in noncompliance with or liability for cleanup under these laws. In addition, the presence of hazardous substances on our properties, or the failure to properly remediate any resulting contamination, may adversely affect our ability to sell, lease or operate our properties or to borrow using them as collateral. In some cases, our liability may not be limited to the value of the property or its improvements. We cannot assure you that these matters, or any similar matters that may arise in the future, will not have a material adverse effect on us.

Compliance with governmental regulations could increase our operating costs.

Our operations are subject to regulation by several U.S. federal and state government agencies, including the Occupational Safety and Health Administration and by both federal and state laws, including those governing overtime and minimum wages. We are not currently aware of any action currently contemplated by any regulatory authority related to any possible non-compliance by or in connection with our operations. We believe that our operations comply in all material respects with all applicable regulatory requirements. Nevertheless, noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise have a material adverse impact on our business and results of operations.

As a holding company, our operations depend wholly on our subsidiary’s earnings.

We are a holding company and derive all of our operating income from our operating subsidiary. We do not have any significant assets other than the equity membership interest of our operating subsidiary and, therefore, we are dependent on our subsidiary’s earnings and cash flows to meet our obligations and pay dividends. Our subsidiary is a separate legal entity that is not legally obligated to make funds available to us. We cannot assure you that our subsidiary will be able to or be permitted to pay us the amounts necessary to meet our obligations or to pay dividends. The officers and directors of the Company also hold the same respective capacities in our subsidiary and make the decisions regarding allocation of funding to our Company.

Our Chief Executive Officer, Wayne Middleton, is the beneficiary of the $800,000 promissory note we issued in connection with our acquisition of Thomas Investment Holdings, LLC and has a potential conflict of interest due to his enforcement rights under the terms of the note.

In connection with and as partial consideration for our acquisition of all issued and outstanding equity membership interests of Thomas Investment Holdings, LLC, we issued a promissory note to the seller (our Chief Executive Officer, Wayne Middleton) in the principal amount of $800,000. The Board of Directors unanimously approved the acquisition agreement, while Mr. Middleton abstained from voting on the transaction. The terms of the promissory note include interest only payments of $3,000 commencing January 2011 through maturity on November 10, 2014. There can be no assurance is that we will be able to generate sufficient revenues from business operations to make all payments due under the note on a timely basis, including the principal amount of $800,000 which is due on November 10, 2014. The Promissory Note is secured by all real estate owned by the Company.  We could lose all of our present assets in foreclosure in the event we are not able to repay the promissory note in accordance with its terms. In the event that we are unable to meet the debt obligation under the note on a timely basis, Mr. Middleton may be subject to a conflict of interest in determining whether to commence an enforcement/foreclosure action against the Company, which may not be in our best interest.

Since our officers and directors currently own the majority of our outstanding common stock, investors may find that the officer/director decisions are contrary to their interests and therefore, you should not purchase shares unless you are willing to entrust all aspects of management to our current officers and directors, or their successors.

Our officers and directors currently own the majority of our issued and outstanding common stock. Our officers and directors as a group own 53,230,000 shares of our common stock representing 59.5% of our outstanding shares. Although there is no agreement that our officers and directors shall vote as a shareholder group on any item of Company business, the officer/director group will have control of us be able to choose all of our directors. Their interests may differ from the ones of other stockholders. Factors that could cause their interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and their ability to continue to manage the business given the amount of time they are able to devote to us.

All decisions regarding the management of our affairs will be made exclusively by the officer/director group.  The only assurance that our shareholders have that our officers and directors will not abuse their discretion in executing our business affairs, is their respective fiduciary obligations and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Our officers and directors also have the ability to accomplish or ratify actions at the shareholder level which would otherwise implicate their fiduciary duties if done as one of the members of our board of directors.

Accordingly, no person should purchase the offered shares unless willing to entrust all aspects of management to the officer and director group, or their successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of our management.

We have a substantial amount of mortgage notes payable regarding the rental properties from which we derive our rental income.

We are dependent upon the payment of rents by the tenants of our rental properties to generate revenue for our Company. There can be no assurance we have adequately assessed the creditworthiness of each of our tenants, or that there will not be a rapid or unanticipated deterioration in their creditworthiness, which may have an adverse impact on our financial condition and results of operations. Nor is there certainty that our tenants will perform or adhere to existing or future contractual arrangements. In the event our tenants do not make their rental payments timely we, in turn, may not be able to make our mortgage payments and thus, may be subjected to foreclosure proceedings and ultimately lose our rental properties.

Risks Relating to Our Organization and Our Common Stock

As of February 8, 2012, we became a registered company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the registration, we became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a registration, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a registration. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-registration company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	Our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Wayne Middleton, our chief executive officer, president, and director, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Wayne Middleton beneficially owns approximately 24.4% of our outstanding shares of common stock and 25.0% of our outstanding voting preferred stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Charles Irizarry, our vice president and chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Charles Irizarry beneficially owns approximately 23.3% of our outstanding shares of common stock and 25.0% of our outstanding voting preferred stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

David Skutt, our director, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

David Skutt beneficially owns approximately 24.1% of our outstanding shares of common stock and 25.0% of our outstanding voting preferred stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Henrik Zohrabians, our director, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Henrik Zohrabians beneficially owns approximately 24.7% of our outstanding shares of common stock and 25.0% of our outstanding voting preferred stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We utilize office space in Clearwater, Florida that is leased by a shareholder of the Company for an unrelated matter.  There are no costs to the Company for this space which serves as our corporate headquarters.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 20, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is currently not traded on the NASDAQ OTC Bulletin Board as it has not applied to FINRA for its symbol yet.  As of December 31, 2011, the Company’s common stock was held by 43 shareholders of record, which does not include shareholders whose shares are held in street or nominee name, as applicable.

The Company’s transfer agent is ClearTrust, LLC, of Lutz, Florida.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Immobiliare Global Investments, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

Our Company is involved in real estate investments through our wholly owned subsidiary, Thomas Investment Holdings, LLC (“Thomas” or “TIH”), an Utah limited liability company. Thomas presently owns several parcels of real estate in Salt Lake City, Utah from which it receives rental income. For the next twelve (12) month period we propose to develop a state of the art self-storage facility totaling 53,400 square feet along with 900 units, located in Salt Lake City, Utah.

The Company was incorporated in Florida on July 1, 2010, as Immobiliare Investors, Inc. On November 1, 2010 we amended our articles of incorporation and changed our name to Immobiliare Global Investments, Inc.

On February 8, 2012, the Company became effective with the SEC.  As of this filing, the Company has not filed with FINRA for its symbol.

The Company has one wholly-owned subsidiary, Thomas Investment Holdings, LLC.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO THE YEAR ENDED DECEMBER 31, 2010

Results of Operations

Revenue. For the year ended December 31, 2011, our revenue was $116,510, compared to $107,408 for the same period in 2010, representing an increase of 8.5%, or $9,102.  This increase in revenue was attributable to the increase in occupancy in our rental properties.

Selling, General and Administrative Expenses. For the year ended December 31, 2011, selling, general and administrative expenses were $232,185 compared to $72,927 for the same period in 2010, an increase of 218.4%.  The increase in 2011 was $159,258, which was primarily due to stock-based compensation of $40,000 and accrued compensation for directors of $84,000.

Net Loss. We generated a net loss of $215,834 for the year ended December 31, 2011 compared to a net loss of $13,913 for the same period in 2010, a decrease of 201,921 which is primarily due to the costs of stock-based compensation and accrued compensation for directors.

Liquidity and Capital Resources

General. At December 31, 2011, we had cash and cash equivalents of $6,078. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $43,630 for the year ended December 31, 2011, and we had cash provided by operations of $10,542 during the same period in 2010. The principal elements of cash flow from operations for the year ended December 31, 2011 included a net loss of $215,834 offset by depreciation and amortization, $30,767, stock-based compensation, $40,000, and accounts payable and accrued expenses, $94,819.

Cash generated in our financing activities was $50,599 for the year ended December 31, 2011, compared to cash used in financing activities of $10,503 during the comparable period in 2010. This increase was primarily attributed to the sale of common stock for $50,000.

Cash used in investing activities during the year ended December 31, 2011 was $955 compared to $0 during the same period in 2010.

As of December 31, 2011, current assets exceeded current liabilities by 1.0 times. Current assets decreased from $133,264 at December 31, 2010 to $132,660 at December 31, 2011 whereas current liabilities increased from $16,633 at December 31, 2010 to $128,390 at December 31, 2011.

	For the years ended
	December 31,
	2011	2010

Cash provided by (used in) operating activities	$(43,630)	$10,542
Cash used in investing activities	(955)	-
Cash provided by (used in) financing activities	50,599	(10,503)

Net changes to cash	$6,014	$39

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $116,510 and net losses of $215,834 for the year ended December 31, 2011 compared to sales of $107,408 and net loss of $13,913 for the year ended December 31, 2010.  The Company had a working capital surplus, stockholders’ deficit, and accumulated deficit of $4,270, $809,454 and $244,454, respectively, at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2011 and 2010.

Website Development Costs.  The Company accounts for its website development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-10 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“ASC 350-10”).  These costs are included in intangible assets in the accompanying consolidated financial statements.

ASC 350-10 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage.  The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

Impairment of Long-Lived Assets.  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements.   The Company measure their financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short term loans the carrying amounts approximate fair value due to their short maturities.

Effective January 1, 2008, we adopted accounting guidance for financial and non-financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. Revenues are recognized on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statement.”  Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has revenue streams as follows:

•	Rental income from TIH residential rental properties.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Immobiliare Global Investments, Inc. and Subsidiary

 Drake & Klein CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Immobiliare Global Investments, Inc.

We have audited the accompanying consolidated balance sheets of Immobiliare Global Investments, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immobiliare Global Investments, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $215,834 in 2011 and net income of $360 in 2010, and used cash for operating activities of $43,630 in 2011 and provided cash from operating activities of $23,692 in 2010.  At December 31, 2011, the Company had a working capital surplus, stockholders’ deficiency and accumulated deficit of $4,270, $809,454 and $244,454, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drake & Klein CPAs

Drake & Klein CPAs
Clearwater, Florida
March 30, 2012

PO Box 2493	2451 McMullen Booth Rd.
Dunedin, FL 34697-2493	Suite 210
727-512-2743	Clearwater, FL 33759-1362

Immobiliare Global Investments, Inc.
Consolidated Balance Sheet
December 31,

	2011	2010
		(restated)
Assets
Current assets
Cash	$6,078	$64
Prepaid legal fees and escrow funds	126,582	125,000
Deferred income taxes	-	8,200

Total current assets	132,660	133,264

Land and buildings, net of accumulated depreciation of $213,295 and $184,210, respectively	851,392	879,522
Intangibles	622	2,304
Other assets	2,300	2,300

Total Assets	$986,974	$1,017,390

Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities
Current portion of mortgage notes payable	$12,280	$12,280
Line of credit	5,115	4,253
Loans from officers	16,076	-
Accrued officer compensation	84,000	-
Accrued interest	10,819	-
State tax payable	100	100
Total current liabilities	128,390	16,633

Other liabilities
Mortgage notes payable	858,030	874,369
Acquisition note payable to stockholders	800,000	800,000
Tenant Deposits	10,008	10,008

Total liabilities	1,796,428	1,701,010

Stockholders' Deficiency
Preferred Stock, $.0001 par value, 100,000,000 shares authorized; 100,000 and 0 shares issued and outstanding, respectively	10	10
Common Stock, $.001 par value, 400,000,000 shares authorized; 64,525,000 and 60,325,000 shares issued and outstanding, respectively	64,525	60,325
Additional paid-in capital	(629,535)	(715,335)
Accumulated deficit	(244,454)	(28,620)

Total stockholders' deficiency	(809,454)	(683,620)

Total Liabilities and Stockholders' Deficiency	$986,974	$1,017,390
The notes are an integral part of these financial statements.

Immobiliare Global Investments, Inc
Consolidated Statement of Operations
For the Years Ended December 31,

	2011	2010

Rental income	$116,510	$107,408

Operating expenses:
General and administrative	136,418	40,372
Stock-based compensation	40,000	-
Depreciation and amortization	30,767	32,555
Abandoned project costs	25,000	-
Total operating expenses	232,185	72,927

Net operating income (loss)	(115,675)	34,481
Interest expenses	91,959	56,494

Net loss before taxes	(207,634)	(22,013)
Income benefit	(8,200)	8,100

Net loss	$(215,834)	$(13,913)

Loss per share, primary and dilutive	(0.00)	(0.00)

Weighted average shares outstanding primary and dilutive	64,390,973	30,290,890

The notes are an integral part of these financial statements.

Immobiliare Global Investments, Inc
Statement of Stockholders' Equity

					Additional		Stock
	Preferred Stock		Common Stock		Paid in	Accumulated	Holders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2009	-	$-	-	$-	$-	$8,555	$8,555

Contributions		-		-		8,938	8,938

Distributions				-		(32,200)	(32,200)

Stock issued for cash paid on behalf of corporation			60,000,000	60,000	65,000		125,000

Preferred stock issued to founders	100,000	10			(10)		-

Issuance of common stock in acquisition			125,000	125	12,375		12,500

Distribution in association with acquisition					(812,500)		(812,500)

Sale of common stock			200,000	200	19,800		20,000

Net loss for 2010						(13,913)	(13,913)

Balance December 31, 2010	100,000	$10	60,325,000	$60,325	$(715,335)	$(28,620)	$(683,620)

Stock issued for officer compensation			4,000,000	4,000	36,000		40,000

Stock issued for cash			200,000	200	49,800		50,000

Net loss for 2011						(215,834)	(215,834)

Balance December 31, 2011	100,000	$10	64,525,000	$64,525	$(629,535)	$(244,454)	$(809,454)

The notes are an integral part of these financial statements.

Immobiliare Global Investments, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31,

	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$(215,834)	$(13,913)
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	30,767	32,555
Stock-based and non-cash compensation	40,000	-
Changes in assets and liabilities:
Prepaid expenses and escrow funds	(1,582)
Deferred tax asset	8,200	(8,200)
Accounts payable and accrued expenses	94,819	100
Net Cash (Used) Provided by Operating Activities	(43,630)	10,542

Cash Flows from Investing Activities:
Purchase of property and equipment	(955)	-
Net Cash (Used) by Investing Activities	(955)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	50,000	-
Net distributions to members	-	(23,262)
Proceeds from shareholder loans	16,076	20,000
Payments on mortgage notes payable	(16,339)	(11,494)
Net (repayments) proceeds from line of credit	862	4,253
Net Cash (Used) Provided by Financing Activities	50,599	(10,503)

Net decrease in Cash	6,014	39

Cash at beginning of period	64	25

Cash at end of period	$6,078	$64

Supplemental cash flow information:
Interest paid	$81,140	$56,494
Taxes paid	$-	$-

Non-cash investing and financing activity:
Stock issued (60,000,000 shares) for prepaid legal fees	$-	$125,000
Stock issued (125,000 shares) for acquisition	-	12,500
Note issued for acquisition	$-	$800,000

The notes are an integral part of these financial statements.

Immobiliare Global Investments, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Immobiliare Global Investments, Inc. (the “Company” or “Immobiliare”) was incorporated on July 1, 2010 in the State of Florida and commenced operations on that day. Thomas Investment Holdings, Inc., (“Thomas”) was a privately-held limited liability company that was organized on April 23, 2004 in the State of Utah.  Effective November 10, 2010 the companies, completed the purchase and sale agreement between Thomas and Immobiliare and the member of Thomas, pursuant to which Immobiliare acquired all of the membership shares of Thomas by issuing 125,000 shares of common stock to the selling members and notes payable to the previous member of Thomas in the amount of $800,000 for a total consideration of $812,500. Consummation of the merger did not require a vote of the Immobiliare shareholders. As a result of the acquisition, the shareholders of Thomas did not own a majority of the voting stock of Immobiliare and Thomas is a wholly owned subsidiary of Immobiliare. The previous majority shareholder of Thomas is a material shareholder, although not a majority shareholder, and the President and CEO of Immobiliare.

Although Thomas became a wholly owned subsidiary of Immobiliare in the merger, for financial reporting purposes Thomas is treated as "accounting acquirer" because its previous majority shareholder continued to own a material interest in Immobiliare and is the President and CEO of Immobiliare. Accordingly, the historical consolidated financial statements prior to the date of merger that are included in these consolidated financial statements for comparative purposes are the financial statements of Thomas. In accounting for this reverse merger, the legal share capital is that of Immobiliare (the legal parent).  In consolidation, the original investment in Thomas has been recorded as a distribution to the former owners of Thomas.

Mr. Middleton has broad authority to make operational and business decisions for the Company on a daily basis.  However, the Board of Directors has the authority to over-rule any decisions of the CEO by a majority vote.  Any significant decisions that would materially affect the Company will be voted on by a majority vote of the Board of Directors.

Since the 2009 financial statements reflect the operations as a limited liability company all equity accounts at December 31, 2009 are reflected as retained earnings in these financial statements.

The assets and liabilities of Immobiliare and Thomas at the time of the merger were as follows:

	Immobiliare	Thomas

Cash	$25	$39
Prepaid legal expense	125,000	-
Properties	-	882,107
Investment in Thomas Holdings	812,500	-
Other assets		4,732
	$937,525	$886,878

Mortgage notes	$-	$887,672
Acquisition notes	800,000	-
Tenant deposits	-	10,008
Equity	137,525	(10,802)
	$937,525	$886,878

The rental properties and the related mortgages remain the assets and liabilities of Thomas.  The investment in Thomas noted above is eliminated in consolidation.

The Company operates in the real estate industry, primarily in the area of investing inland and buildings to earn rental income in Salt Lake City, Utah.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Thomas Investment Holdings, LLC. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.  The original investment by Immobiliare in Thomas has been recorded as a distribution to the former owners of Thomas.

Basis of Accounting

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment of intangible assets, depreciable lives of the real property and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

Cash equivalents are generally comprised of certain highly liquid investments with maturities of three months or less.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable. The Company maintains its cash balances at a financial institution. At times such investments may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company believes it is not exposed to any significant credit risk on trade accounts receivable because the Company routinely assesses the financial strength of its customers before extending credit.

Land and Buildings

Land and buildings are stated at cost net of accumulated depreciation. Land is not depreciated. Depreciation on buildings is computed using the straight-line method over the estimated useful lives of the buildings, generally twenty-seven and a half years. Depreciation begins in the month of acquisition or when constructed buildings are ready for their intended use.

Costs of renewals and improvements which substantially extend the useful life of the buildings are capitalized. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in operations. Maintenance and repairs are expensed as incurred.

Intangible Assets

Intangible assets with finite lives consist of capitalized loan costs and are amortized using the straight-line method over their estimated useful lives.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the bases of certain assets and liabilities for financial reporting and income tax reporting. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

Upon completion of the November 10, 2010 transaction with Immobiliare, Thomas ceased to be treated as a partnership for income tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the individual member level and (2) the inability to continue to elect to be taxed on a Cash Basis resulting in a potential transitional income tax liability. The potential liability is subject to special transitional rules that may allow such amounts, once they have been determined, to be paid over a four year period pursuant to the IRS code. The former members of the limited liability company have undertaken to provide such assistance as maybe necessary to minimize the Company's exposure to such potential tax liability.

Revenue Recognition

Revenue is recognized when rental income is received due to the uncertainty associated with collecting the income. Lessors are generally on a month to month rental basis.

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the Nine months ended September 30, 2011 and 2009, there were no common stock equivalents outstanding.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $215,834 and used cash in operating activities of $43,630 for the year ended December 31, 2011.  The Company had a working capital surplus, stockholders’ deficiency and accumulated deficit of $4,270, $809,454 and $244,454, respectively, at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3- LAND AND BUILDINGS

Land and buildings consisted of the following:

	December 31,
	2011	2010 (restated)

Land	$285,371	$285,371
Buildings and improvements, at cost	778,361	778,361
Furniture	955	-

	1,064,687	1,063,732
Less: accumulated depreciation	(213,295)	(184,210)

Land and Buildings, net	$851,392	$879,522

Depreciation expense was $29,085 and $31,018 for the years ended December 31, 2011 and 2010.

NOTE 4- INTANGIBLES

Intangibles at December 31, 2011 and 2010 consisted of:

	December 31,
	2011	2010

Capitalized costs	$6,915	$6,915
Less: accumulated amortization	(6,293)	(4,611)

Intangibles, net	$622	$2,304

Amortization of capitalized loan fees was $1,682 and $1,537 for the years ended December 31, 2011 and 2010, respectively. Future amortization of capitalized loan fees is expected to be:

2012	$622
Thereafter	–

Total	$622

NOTE 5- PREPAID LEGAL EXPENSE AND CONTINGENT LIABILITY

During 2010 the founding stockholders of the Company engaged the services of an attorney to assist them in the preparation and filing of Form S-1 with the Securities and Exchange Commission (“SEC”) to register as an issuer under the Securities and Exchange Acts. In connection with the filing of this registration statement the founding stockholders agreed to pay the attorney $125,000 for the preparation and filing of Form S-1. In return for the prepayment of $125,000 in legal fees the founding stockholders were issued 60,000,000 shares of the Company’s common stock which was the initial stock issuance for Immobiliare Global Investments, Inc.

The $125,000 advanced to the attorney by the Stockholders on behalf of the Company has been recognized as prepaid legal fees at December 31, 2011 and December 31, 2010. The registration statement was deemed to be effective by the SEC on February 8, 2012.  The entire amount will be charged to operations on that date.

Upon effective date of the registration statement by the SEC, the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company. Since there has been no amounts advanced to the attorney by anyone for this additional fee and the service that this fee is related to has not yet been provided as of December 31, 2011, this $50,000 contingent fee has not been recorded in the Company’s financial statements at December 31, 2011.

NOTE 6- LINE OF CREDIT PAYABLE

The Company has a line of credit with a local credit union for $6,000. The line of credit is unsecured, bears interest at 18% per annum and matures annually. At December 31, 2011 and 2010 the balance drawn on the line of credit was $5,115 and $4,253, respectively.  At December 31, 2011, the Company had $885 of credit available on this line.

NOTE 7- INCOME TAXES

During the years ended December 31, 2011 and 2010, the Company had losses of $215,834 and $13,913, respectively. The losses generated $(8,200) and $8,100 in deferred federal and state income tax provisions using a blended income tax rate of 37.25% after an allowance for deferred tax asset realization.

The components of income tax expense attributable to continuing operations for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred federal and state income tax benefit	$66,500	$8,100

Current state income tax expense	6,500
Change in allowance for deferred tax assets	(81,200)	-

Provision for income tax (benefit)	$(8,200)	$8,100

The net deferred income tax assets in the accompanying consolidated balance sheets include the following amount of deferred income tax assets at December 31, 2011 and 2010:

	December 30, 2011	December 31, 2010
Deferred income tax asset:
Net operating loss carry-forward	$34,900	$8,200
Accrued officer compensation	31,300	-
Stock-based compensation	14,900
Allowance on deferred tax assets	(81,100)	-

	$-	$8,200

The net operating losses begin expiring in 2031.

NOTE 8- ACQUISITION NOTES PAYABLE TO STOCKHOLDERS

The former member of Thomas was given a note as consideration for the membership of Thomas Investment Holdings, Inc. together with 125,000 shares of restricted common stock of the Company. The note bears interest at 4.5%, and is payable in monthly interest only installments from January 1, 2011. The notes must be repaid by November 10, 2014 or the membership interests of Thomas Investment Holdings, Inc. must be returned to the holders. The notes are secured by membership interests in Thomas Investments, LLC and by the individual real properties owned by Thomas Investments, LLC and operated by the Company.  Wayne Middleton has designated a portion of this note to be payable to William Middleton under the same terms.

Acquisition note payables at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Note payable to Wayne Middleton, due November 10, 2014, with monthly payments of interest only, secures by membership interest in Thomas Investment Holdings and real estate. $80,000 of this note is designated as payable to William Middleton under the same terms.	$800,000	$800,000

NOTE 9- MORTGAGE NOTES PAYABLE

The Company issued a number of mortgage notes to acquire property.  These notes are generally payable in monthly installments of interest and principle and secured by property in and around Salt Lake City, Utah (SLC).  Mortgage note payables at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Note to a credit union, interest at 6%, due in monthly installments of $1,876, including interest, secured by a home and duplex on Major St, SLC and maturing May 2014	$242,735	$250,623

Note to a finance company, interest at 6.63%, due in interest only installments of $496, including interest, secured by 1414 S 900 W, SLC and maturing in November 2034	89,825	89,825

Note to a finance company, interest at 9.75%, due in monthly installments of $206, including interest, secured by 1414 S 900 W, SLC and maturing August 2020	22,833	23,090

Note to a bank, interest at 6.75%, due in interest only installments of $526, including interest, secured by 476 S Concord, SLC and maturing November 2035	93,597	93,600

Note to a finance company, interest at 11.5%, due in monthly installments of $248, including interest, secured by 476 S Concord, SLC and maturing November 2020	24,209	24,405

Note to a bank, interest at 7.735%, due in interest only installments of $587, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	87,605	88,154

Note to a finance company, interest at 10%, due in monthly installments of $158, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	17,206	17,384

Note to a bank, interest at 8.79%, due in interest only installments of $699, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	85,817	86,209

Note to a finance company, interest at 10%, due in monthly installments of $155, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	16,666	16,864

Note to a credit union, interest at 5%, due in monthly installments of $1,546, including interest, secured by land and buildings on Major St, SLC and maturing April 2026	189,918	196,495

Total mortgage notes receivable	870,310	886,649
Less current portion of mortgage notes payable	19,483	12,280

Long-term portion of mortgage notes payable	$850,827	$874,369

Aggregate maturities of mortgage notes payable for each of the next five years is as follows:

2012	$19,483
2013	20,644
2014	238,559
2015	13,410
2016	14,200
Thereafter	564,014

$870,310

NOTE 10- EQUITY

Preferred Stock Rights and Privileges

The Company is authorized to issue 100,000,000 of preferred stock with a par value of $0.0001 per share.  Currently there are a total of 100,000 shares of Preferred "C" shares outstanding.  There are no Preferred “A” or “B” shares designated at this time.  Each Preferred "C" Share is entitled to cast five thousand (5,000) votes. These shares were issued in proportional amounts to the original founding stockholders, no payment was received. The class "C" preferred stock has no equity conversion rights. The shares contain a restriction on transferability which prohibits the transfer of the shares without prior written approval of the Board of Directors of the Company.

There were no preferred shares issued during the years ended December 31, 2011 and 2010.

Common Stock issues

The Company is authorized to issue up to 400,000,000 shares of common stock with a par value of $0.001 per share.

In January 2011, the Company issued 1,000,000 shares each to the four directors as compensation for services.  This stock was valued at $10,000 per director.

On March 31, 2011, the Company issued 80,000 shares to an unrelated party for $20,000 cash.

On April 25, 2011, the Company issued 120,000 shares to an unrelated party for $30,000 cash.

NOTE 11 – ABANDONED PROPERTY COSTS

During the year ended December 31, 2011, the Company advanced $25,000 to an unrelated company that management was considering for investment.  When the two companies were unable to agree on terms to invest, the advanced payments were considered to be uncollectable and were expensed.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company made a total of $21,000 in interest payments on the acquisition notes payable to two stockholders.  Another $15,000 of interest was accrued at December 31, 2011.

The directors of the Company had agreements providing them compensation of $7,000 per month starting in January 2011.  Each of the four directors accrued $21,000 in compensation for the first quarter.  The board agreed to stop these accruals as of April 1, 2011 until further notice.  None of this compensation has been paid.  The accrued salary is shown on the balance sheet as accrued compensation and the expense is shown on the statement of operations for the year ended December 31, 2011 as part of the general and administrative operating expenses.

From time to time an officer may pay an expense for or loan money to the Company with the expectation of being reimbursed.  These loans are temporary in nature, do not accrue interest and are unsecured.  In April, 2011, an officer loaned the Company $2,000 for working capital needs.  This was paid back before June 30, 2011.  At December 31, 2011, the Company owed $16,076 to officers for temporary loans.

NOTE 13 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations other than what is noted here.

Upon effective date of the registration statement by the SEC, which occurred on February 8, 2012, the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company. This contingent fee will be recorded accordingly in 2012 (see Note 15).

NOTE 14– RESTATEMENT

The balance sheet as of December 31, 2010 was restated to remove the goodwill originally recognized in the acquisition.  The consideration given by Immobiliare for the member interest in Thomas has been reclassified as a distribution to the former owners.
The following table details the accounts affected:

	As originally reported	As restated	$ Change	% Change

Intangibles	814,804	2,304	(812,500)	-99.7%
Total Assets	1,829,890	1,017,390	(812,500)	-44.4%

Additional Paid in Capital	97,165	(715,335)	(812,500)	-836.2%
Total Stockholder Equity	128,880	(683,620)	(812,500)	-630.4%
Total Liabilities and Stockholder Equity	1,829,890	1,017,390	(812,500)	-44.4%

NOTE 15 – SUBSEQUENT EVENTS

On February 8, 2012, the Company became a registered public company with the Securities and Exchange Commission.

On February 8, 2012, the Company became liable for an additional $50,000 to an attorney due to the Company becoming registered with the Securities and Exchange Commission.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2011 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2011:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Directors (1) and Executive Officers

Name	Age	Position
Wayne Middleton	40	Chief Executive Officer, President and Director
Charles Irizarry	48	Vice President, Chairman of the Board of Directors
David Skutt	47	Director
Henrik Zohrabians	51	Director
Bradford P. Margetts	45	Chief Financial Officer

(1)           Each of our directors will serve until the next annual shareholder meeting.

Biographies of Directors and Officers

Wayne Middleton

Our Chief Executive Officer, President and Director, Wayne Middleton, age 39, has extensive work experience in the real estate and property management industry. From 2004 through the present, he has been the managing director of Thomas Investment Holdings, LLC of Salt Lake City, Utah. As managing director our Company and other entities, Mr. Middleton has engaged in property management oversight for dozens of rental units and commercial properties. Mr. Middleton has a Bachelor of Arts from the University of Utah and a Masters of Business Administration from Brigham Young University.

Mr. Middleton is one of the founders of the Company and will serve as a Director and as its President and Chief Executive Officer. He was appointed to these positions on July 2, 2010.  We believe that Mr. Middleton’s experience in the real estate and property management industry as well as the managerial skills he developed during such tenure provides ample qualification for Mr. Middleton to serve as an officer and director for our Company.

Charles Irizarry

Charles Irizarry, age 47, has been engaged in public markets, brokering, managing and directing companies since 2000. Currently, Mr. Irizarry is the president of a private consulting firm that provides management support and consulting advice to junior public companies. From 2005 to 2008, Mr. Irizarry served as the President of a coal company known as Bogue International which was engaged in the exploration of coal properties in Mexico and South America.  Mr. Irizarry currently serves as CEO/ President of a mining company known as Viking Minerals with interests in North America, and also serves as Vice President and Chairman of Immobiliare Global Investments, Inc. Mr. Irizarry studied business at the Fashion Institute of Technology state college in New York City. He currently resides in Arizona, and is fluent in Spanish and English. We believe that Mr. Irizarry’s business experience as well as the managerial skills he developed over his business career provides ample qualification for him to serve as Vice President and director for our Company.

David Skutt

David Skutt, age 46, has been the owner of Advance Dealer Sound, a company engaged in the automobile restoration business since 1984. Mr. Skutt also has extensive experience in construction involving residential home restoration and remodeling. He has acquired, restored and resold many parcels of residential real estate during his business career. We believe that Mr. Skutt’s business experience as well as the entrepreneurial, managerial skills he has developed over his business career provides ample qualification for him to serve as a director for our Company.

Henrik Zohrabians

Henrik Zohrabians, age 50, was involved in the financial services industry from 1996 through 2002. Since 2002, he has been an independent contractor for Federal Express Home Delivery. Mr. Zohrabians’ experience in the financial services industry provides the Company with the necessary financial expertise to facilitate its growth and expansion plans. We believe that Mr. Zohrabians’ business experience, entrepreneurial, managerial skills and financial expertise and he has developed over his business career provides ample qualification for him to serve as a director for our Company.

Bradford P. Margetts

Bradford P. Margetts, age 44, has 20 years of experience in accounting in the commercial real estate development, property management and home building industry. He has worked as CFO or Controller for various local and regional real estate investment companies.  He has overseen financial reporting, audits, cash flow management and accounting departments for both private and public investors. Mr. Margetts has a Bachelor of Arts in Accounting from the University of Utah, a Masters of Business Administration from the University of Utah and has been a licensed Certified Public Accountant in the State of Utah since 1996.

Indemnification of Directors and Officers

Florida Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Florida General Corporation Law.

Director Compensation

During the fiscal years ended December 31, 2011 and 2010, the directors were compensated in common stock valued at $10,000 each, or $40,000 collectively, and $21,000 each, or $84,000 collectively, was accrued, due to cash constraints.

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

Audit Committee

The Company does not have an Audit Committee at this time.

Compensation Committee

The Company does not have a Compensation Committee at this time.

We expect our board of directors, in the future, to appoint an audit committee, a compensation committee, and a nominating committee and any other applicable committee, as applicable, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

Advisory Board

The Company does not have an Advisory Board at this time.

11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal years December 31, 2011 and 2010, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  A fairly aggressive compensation package was established for their services.  When management determined that the effective date of the registration would be later in the year the package was deferred until later.  All of our directors accrued $7,000.00 per month for their services in the 1st quarter of 2011. This salary accrual has been stopped and will be restarted sometime after the registration statement becomes effective and paid after the Company is cash flow positive. The amount and timing of the director compensation will be determined at a later time.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
				Awards	Awards	incentive	deferred	compen-
						plan compensation	compensation earnings	sation
Name and principal position (1)	Year	($)	($)	($)	($)	($)	($)	($)	($)
Wayne Middleton, President, CEO (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Charles Irizarry, Vice President (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bradford P. Margetts, CFO	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
There are no employment contracts with Messrs. Middleton, Irizarry or Margetts at this time.  Nor are there any agreements for compensation in the future except for the salary and stock awards set forth above.  A salary and stock options and/or warrants program may be developed in the future.

(2)	Wayne Middleton and Charles Izizarry are also directors and were paid stock and accrued directors’ fee as noted below.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
		Fees	Stock	Option	Non-equity	Nonqualified	All other	Total
	Year	earned	Awards	Award(s)	incentive Plan compensation	deferred compensation earnings	compen- sation
Name and principal position (1)		($)	($)	($)	($)	($)	($)	($)
Wayne Middleton	2011	21,000	10,000	-0-	-0-	-0-	-0-	31,000
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Charles Irizarry	2011	21,000	10,000	-0-	-0-	-0-	-0-	31,000
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Skutt	2011	21,000	10,000	-0-	-0-	-0-	-0-	31,000
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Henrik Zohrabians	2011	21,000	10,000	-0-	-0-	-0-	-0-	31,000
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There are no employment contracts with Messrs. Middleton, Irizarry, Skutt or Zohrabians at this time.  Nor are there any agreements for compensation in the future except for the salary and stock awards set forth above.  A salary and stock options and/or warrants program may be developed in the future. In 2011, the Company issued each director 1 million shares of our common stock at $0.01 per share as compensation for services rendered in 2010.

Compensation Committee Interlocks and Insider Participation

Currently, our Board of Directors consists of Wayne Middleton, Charles Irizarry, David Skutt and Henrik Zohrabians. We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2011 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 13575 58th Street N., Suite 140, Clearwater, Florida 33760.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2011 regarding the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named in the table below (See “Selling Security Holders”) have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Beneficial Ownership – Common Stock

Title of Class	Name of Beneficial Owner	Total	% of Class (1)
Common Stock	Wayne Middleton P.O. Box 9948 Salt Lake City, UT 84109	15,800,000	24.4%
	Charles Irizarry 7558 W. Thunderbird Rd. #1-486 Peoria, AZ 85381	15,075,000	23.3%
	David Skutt 18528 Stallion Crest Rd. Riverside, CA 92504	15,560,000	24.1%
	Henrik Zohrabians 700 Palm Dr. #106 Glendale, CA 91202	15,980,000	24.7%
Common Stock	All Executive Officers and Directors as a Group (1)	62,415,000	96.5%

(1)	The percentages are based on a total of 64,645,000 shares of common stock issued and outstanding.

Beneficial Ownership – Preferred Stock

Title of Class (1)	Name of Beneficial Owner	Amount	% of Class
Preferred Stock Class C	Wayne Middleton P.O. Box 9948 Salt Lake City, UT 84109	25,000	25%
	Charles Irizarry 7558 W. Thunderbird Rd. #1-486 Peoria, AZ 85381	25,000	25%
	David Skutt 18528 Stallion Crest Rd. Riverside, CA 92504	25,000	25%
	Henrik Zohrabians 700 Palm Dr. #106 Glandale, CA 91202	25,000	25%
Preferred Stock Class C	All Executive Officers and Directors as a Group (1)	100,000	100%

(1)
Each Preferred “C” Share is entitled to cast five thousand (5,000) votes. The Class “C” Preferred Shares do not have equity conversion rights. The shares contain a restriction on transferability which prohibits the transfer of the shares without prior written approval of the Board of Directors of the Company. There are 100,000 Preferred “C” Shares authorized.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Since inception, the cash account of Thomas was maintained in a membership bank where Wayne Middleton, who is the CEO, President and a Director of Immobiliare Global Investments, Inc., is listed as the member.  The account is titled in the name of the Thomas Investment Holdings, LLC.

In April 2011 an advance of $2,000 was made for the Company by our President, Wayne Middleton, for cash flow funding.  The amount advanced was temporary in nature, in exchange for a demand note with no repayment terms and which is non-interest bearing.

On November 10, 2010, we entered into a Purchase and Sale Agreement with Wayne Middleton pursuant to which we purchased 100% of the membership interests of Thomas Investment Holdings, LLC, an Utah limited liability company, for $812,500.  Consideration for the purchase consisted of $800,000 in notes and 125,000 shares of our restricted common stock at $0.10 per share. We have delivered a promissory note payable to Wayne Middleton in the amount of $800,000 having repayment terms of interest only payments at an effective interest rate of 4.5% and are callable on November 10, 2014.  The promissory notes are secured by the real properties owned by Thomas Investment and the membership interest of Thomas.  Wayne has designated $80,000 of the note to be payable to William Middleton under the same terms  In November 2010, 100,000 shares of common stock were issued to Wayne Middleton and 25,000 shares were issued to William Middleton, his designee.

Director Independence

We do not presently have any independent directors.  We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company.  Our Board of Directors is comprised of our Chief Executive Officer and President, Wayne Middleton, our Vice President, Charles Irizarry, David Skutt and Henrik Zohrabians.  We intend to seek independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our Board of Director members.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Drake &Klein CPAs for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2011	2010
Audit Fees	$11,000	$7,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$7,500

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Audit fees.    Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
31.1 (2)
Certification of Chief Executive Officer of Immobiliare Global Investments, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)
Certification of Chief Financial Officer of Immobiliare Global Investments, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of Chief Executive Officer of Immobiliare Global Investments, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Chief Financial Officer of Immobiliare Global Investments, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)      Previously filed with the Form S-1 filed on May 16, 2011 and is incorporated herein by reference.
(2)      Filed herewith

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Wayne Middleton	March 30, 2012
Wayne Middleton, Principal Executive Officer	Date

/s/ Bradford Margetts	March 30, 2012
Bradford Margetts, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles Irizary	March 30, 2012
Charles Irizary, Director	Date

/s/ Wayne Middleton	March 30, 2012
Wayne Middleton, Director	Date

/s/ David Skutt	March 30, 2012
David Skutt, Director	Date

/s/ Henrik Zohrabians	March 30, 2012
Henrik Zohrabians, Director	Date