Form 10-Q
period 2012-03-31
Immobiliare Global Investments, Inc.
filed 2012-05-15
CIK 1520874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-174261

IMMOBILIARE GLOBAL INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-3943293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 58th Street N., Suite 140, Clearwater, FL 33760
(Address of principal executive offices)

(602) 885-9792
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 11, 2012 there were 64,525,000 shares of the issuer’s common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on March 30, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Immobiliare Global Investments, Inc. and Subsidiary

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Immobiliare Global Investments, Inc.

Consolidated Balance Sheets

	As at March 31, 2012	As at December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash	$4,279	$6,078
Prepaid legal fees and escrow funds	2,973	126,582

Total Current Assets	7,252	132,660

Land and buildings, net of accumulated depreciation of $220,497 and $213,295, respectively	844,190	851,392
Intangibles	-	622
Other assets	2,300	2,300

Total Assets	$853,742	$986,974

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Current Liabilities
Current portion of mortgage notes payable	$19,741	$12,280
Accounts payable	50,000	-
Line of credit	5,001	5,115
Loans from officers	31,076	16,076
Accrued officer compensation	84,000	84,000
Accrued interest	10,777	10,819
State tax payable	100	100

Total Current Liabilities	200,695	128,390

Other Liabilities
Mortgage notes payable	845,804	858,030
Acquisition note payable to stockholders	800,000	800,000
Tenant deposits	10,008	10,008

Total Liabilities	1,856,507	1,796,428

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized; 64,525,000 shares issued and outstanding, respectively	64,525	64,525
Additional paid-in capital	(629,535)	(629,535)
Accumulated deficit	(437,765)	(244,454)
Total Stockholders’ Deficiency	(1,002,765)	(809,454)

Total Liabilities and Stockholders’ Deficiency	$853,742	$986,974

The notes are an integral part of these financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Rental income	$31,426	$31,273

Operating Expenses:

General and administrative

	193,295	127,394

Depreciation and amortization

	7,824	8,139
Total operating expenses	201,119	135,533

Net operating loss	(169,693)	(104,260)
Interest expenses	23,618	27,283

Net loss before taxes	(193,311)	(131,543)
Provision for income tax	-	(8,200)

Net loss

	$(193,311)	$(139,743)

Loss per share, primary and dilutive

	$(0.00)	$(0.00)

Weighted average shares outstanding, primary and dilutive

	64,525,000	63,934,565

The notes are an integral part of these financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(193,311)	$(139,743)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,824	8,139
Stock-based and non-cash compensation	-	40,000
Changes in assets and liabilities:
Prepaid expenses and escrow funds	123,609	(2,275)
Deferred tax asset	-	8,200
Accounts payable and accrued expenses	49,958	89,291
Net cash (Used) Provided by Operating Activities	(11,920)	3,612

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(955)
Net cash (Used) Provided by Investing Activities	-	(955)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	20,000
Proceeds from shareholder loans	15,000	350
Payments on mortgage notes payable	(4,765)	(3,257)
Net (repayments) proceeds from line of credit	(114)	606
Net cash (Used) provided by Financing Activities	10,121	17,699

Net increase (decrease) in cash	(1,799)	20,356

Cash at beginning of period	6,078	64

Cash end of period	$4,279	$20,420

Supplemental Cash Flow Disclosure:

Interest paid	$23,618	$21,992
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

Immobiliare Global Investments, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2012

(Unaudited)

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

The Company operates in the real estate industry, primarily in the area of investing in land and buildings to earn rental income in Salt Lake City, Utah.

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

Basis of Accounting

The unaudited financial statement and notes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).  These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Upon completion of the November 10, 2010 transaction with Immobiliare, Thomas ceased to be treated as a partnership for income tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the individual member level and (2) the inability to continue to elect to be taxed on a Cash Basis resulting in a potential transitional income tax liability. The potential liability is subject to special transitional rules that may allow such amounts, once they have been determined, to be paid over a four year period pursuant to the IRS code. The former members of the limited liability company have undertaken to provide such assistance as may be necessary to minimize the Company's exposure to such potential tax liability.

Revenue Recognition

Revenue is recognized when rental income is received due to the uncertainty associated with collecting the income. Lessors are generally on a month to month rental basis.

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the Three months ended March 31, 2012 and 2011, there were no common stock equivalents outstanding.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $193,311 and used cash in operating activities of $11,920 for the period ended March 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $193,443, $1,002,765 and $437,765, respectively, at March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - LAND AND BUILDINGS

Land and buildings consisted of the following:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

Land	$285,371	$285,371
Buildings and improvements, at cost	778,361	778,361
Furniture	955	955
	1,064,687	1,064,687
Less: accumulated depreciation	(220,497)	(213,295)
Land and Buildings, net	$844,190	$851,392

Depreciation expense was $7,202 and $7,755 for the three months ended March 31, 2012 and 2011.

NOTE 4 - INTANGIBLES

Intangibles at March 31, 2012 and December 31, 2011 consisted of:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)

Capitalized costs	$6,915	$6,915
Less: accumulated amortization	(6,915)	(6,293)
Intangibles, net	$-	$622

Amortization of capitalized loan fees was $622 and $384 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 - PREPAID LEGAL EXPENSE AND CONTINGENT LIABILITY

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

The $125,000 advanced to the attorney by the Stockholders on behalf of the Company has been recognized as prepaid legal fees at December 31, 2011. The registration statement was deemed to be effective by the SEC on February 8, 2012.  The entire amount was charged to operations on that date.

Upon effective date of the registration statement by the SEC (February 8, 2012), the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company.

NOTE 6 - LINE OF CREDIT PAYABLE

The Company has a line of credit with a local credit union for $6,000. The line of credit is unsecured, bears interest at 18% per annum and matures annually. At March 31, 2012 and December 31, 2011 the balance drawn on the line of credit was $5,001 and $5,115, respectively.  At March 31, 2012, the Company had $999 of credit available on this line.

NOTE 7 - INCOME TAXES

During the three months ended March 31, 2012 and 2011, the Company had losses of $193,311 and $139,743, respectively. The losses generated $0 and $8,200 in deferred federal and state income tax provisions using a blended income tax rate of 37.25% after an allowance for deferred tax asset realization.

The components of income tax expense attributable to continuing operations for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Deferred federal and state income tax benefit	$65,700	$66,500

Current state income tax benefit	6,300	6,500
Change in allowance for deferred tax assets	(72,000)	(81,200)

Provision for income tax	$-	$8,200

The net operating losses begin expiring in 2031.

NOTE 8 - ACQUISITION NOTES PAYABLE TO STOCKHOLDERS

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

Acquisition note payables at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Note payable to Wayne Middleton, due November 10, 2014, with monthly payments of interest only, secures by membership interest in Thomas Investment Holdings and real estate. $80,000 of this note is designated as payable to William Middleton under the same terms.	$800,000	$800,000

NOTE 9 - MORTGAGE NOTES PAYABLE

The Company issued a number of mortgage notes to acquire property.  These notes are generally payable in monthly installments of interest and principle and secured by property in and around Salt Lake City, Utah (SLC).  Mortgage note payables at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Note to a credit union, interest at 6%, due in monthly installments of $1,876, including interest, secured by a home and duplex on Major St, SLC and maturing May 2014	$240,738	$242,735

Note to a finance company, interest at 6.63%, due in interest only installments of $496, including interest, secured by 1414 S 900 W, SLC and maturing in November 2034	89,825	89,825

Note to a finance company, interest at 9.75%, due in monthly installments of $206, including interest, secured by 1414 S 900 W, SLC and maturing August 2020	22,770	22,833

Note to a bank, interest at 6.75%, due in interest only installments of $526, including interest, secured by 476 S Concord, SLC and maturing November 2035	93,597	93,597

Note to a finance company, interest at 11.5%, due in monthly installments of $248, including interest, secured by 476 S Concord, SLC and maturing November 2020	24,161	24,209

Note to a bank, interest at 7.735%, due in interest only installments of $587, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	87,459	87,605

Note to a finance company, interest at 10%, due in monthly installments of $158, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	17,160	17,206

Note to a bank, interest at 8.79%, due in interest only installments of $699, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	85,574	85,817

Note to a finance company, interest at 10%, due in monthly installments of $155, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	16,616	16,666

Note to a credit union, interest at 5%, due in monthly installments of $1,546, including interest, secured by land and buildings on Major St, SLC and maturing April 2026	187,645	189,918

Total mortgage notes receivable	865,545	870,310
Less current portion of mortgage notes payable	19,741	19,483

Long-term portion of mortgage notes payable	$845,804	$850,827

Aggregate maturities of mortgage notes payable for each of the next five years is as follows:

2012	$14,718
2013	20,644
2014	238,559
2015	13,410
2016	14,200
Thereafter	564,014

$865,545

NOTE 10 - EQUITY

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

There were no preferred shares issued during the period ended March 31, 2012 and the year ended December 31, 2012.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company made a total of $36,000 in interest payments on the acquisition notes payable to two stockholders.  Another $6,000 of interest was accrued at March 31, 2012.

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

From time to time an officer may pay an expense for or loan money to the Company with the expectation of being reimbursed.  These loans are temporary in nature, do not accrue interest and are unsecured.  At March 31, 2012 and December 31, 2011, the Company owed $31,076 and $16,076 to officers for temporary loans, respectively.

NOTE 12 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations other than what is noted here.

Upon effective date of the registration statement by the SEC, which occurred on February 8, 2012, the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company. This contingent fee has been recorded accordingly in accounts payable on the accompanying Consolidated Balance Sheets at March 31, 2012.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Immobiliare Global Investments, Inc. Such discussion represents only the best present assessment from our Management.

Description of the Company

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

The Company has one wholly-owned subsidiary, Thomas Investment Holdings, LLC.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in on our Form 10-K, as filed with the SEC on March 30, 2012.

Executive Summary

For the three months ended March 31, 2012, we reported rental income of $31,246, a decrease of $27, or 1%, over the $31,273 reported for the quarter ended March 31, 2011. Operating and interest expenses, which include all interest, depreciation, selling, general and administrative costs, increased $61,921, or 38%, to $224,737 for the quarter ended March 31, 2012 as compared to $162,816 for the quarter ended March 31, 2011.  Net loss for the quarter ended March 31, 2012 was $193,311 compared to net loss of $139,743 for the quarter ended March 31, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarters ended March 31, 2012 and 2011.

Our operating results for the quarters ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended
	March 31
	2012	2011
Revenue	$31,246	$31,273
Expenses	201,119	135,533
Net operating loss	(169,693)	(104,260)

Interest expenses	23,618	27,283
Provision for income tax	-	8,200
Net Loss	$(193,311)	$(139,743)
12

Revenue

We earned revenues of $31,246 for the quarter ended March 31, 2012 compared to revenues of $31,273 for the three months ended March 31, 2011.

Expenses

Our total expenses for the quarters ended March 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended
	March 31
	2012	2011
General and administrative	$193,295	$127,394
Depreciation and amortization	7,824	8,139
Interest expense	23,618	27,283
Total	$224,737	$162,816

Expenses for the quarter ended March 31, 2012, increased by 38% as compared to the comparative period in 2011 primarily as a result of a one time commitment for legal fees related to our recent S-1 Registration filing with the SEC.  A significant portion of expenses for the quarter ended March 31, 2012, $175,000, resulted from the legal fees that were due when our S-1 became effective on February 8, 2012.

Liquidity and Capital Resources

General. At March 31, 2012 we had cash and cash equivalents of $4,279. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $11,920 for the period ended March 31, 2012, and we had cash provided by operations of $3,612 during the same period in 2011. The principal elements of cash flow from operations for the period ended March 31, 2012 included a net loss of $193,311 offset by depreciation and amortization, $7,824, and accounts payable and accrued expenses, $49,958.

Cash generated in our financing activities was $10,121 for the period ended March 31, 2012, compared to cash generated in financing activities of $17,699 during the comparable period in 2011. This decrease was primarily attributed to the sale of common stock for $20,000, in the previous period.

Cash used in investing activities during the period ended March 31, 2012 was $0 compared to $955 during the same period in 2011.

Liquidity and Financial Condition

Working Capital
	At	At
	March 31,	December 31,	Increase/
	2012	2011	Decrease
Current Assets	$7,252	$132,660	$(125,408)
Current Liabilities	$200,695	$128,390	$72,305
Working Capital (deficit)	$(193,443)	$4,270	$(197,713)

Cash Flows
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Net Cash (Used) Provided by Operating Activities	$(11,920)	$3,612
Net Cash Used by Investing Activities	$-	$(955)
Net Cash Provided by Financing Activities	$10,121	$17,699
Net Increase (Decrease) in Cash During the Period	$(1,799)	$20,356

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. We may need to raise additional funds in the future in order to proceed with our budgeted expenses. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The Company sustained net losses of $193,311 and used cash in operating activities of $11,920 for the period ended March 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $193,443, $1,002,765 and $437,765, respectively, at March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended March 31, 2012 .

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), to allow for timely decisions regarding required disclosure.

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

There have been no material changes to any risk factors affecting our Company as disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosure

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit No.            Description

31.1 / 31.2                     Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2                     Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*                       XBRL Instance

101.SCH*                     XBRL Taxonomy Extension Schema

101.CAL*                     XBRL Taxonomy Extension Calculations

101.DEF*                      XBRL Taxonomy Extension Definitions

101.LAB*                     XBRL Taxonomy Extension Labels

101.PRE*                      XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMOBILIARE GLOBAL INVESTMENTS, INC.
(Registrant)

Dated: May 15, 2012	/s/ Wayne Middleton
Wayne Middleton
Principal Executive Officer

Dated: May 15, 2012	/s/ Bradford Margetts
Bradford Margetts
Principal Accounting Officer

18