Form 10-Q
period 2012-06-30
Immobiliare Global Investments, Inc.
filed 2012-08-14
CIK 1520874

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 10, 2012 there were 64,525,000 shares of the issuer’s common stock, par value $0.001, outstanding.

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

Immobiliare Global Investments, Inc. and Subsidiary

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

Immobiliare Global Investments, Inc.

Consolidated Balance Sheets

	As at June 30, 2012	As at December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash	$3,839	$6,078
Prepaid legal fees and escrow funds	4,253	126,582

Total Current Assets	8,092	132,660

Land and buildings, net of accumulated depreciation of $227,422 and $213,295, respectively	837,265	851,392
Intangibles	-	622
Other assets	2,300	2,300

Total Assets	$847,657	$986,974

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Current Liabilities
Current portion of mortgage notes payable	$20,033	$12,280
Accounts payable	50,000	-
Line of credit	5,448	5,115
Loans from officers	41,076	16,076
Accrued officer compensation	84,000	84,000
Accrued interest	10,777	10,819
State tax payable	100	100

Total Current Liabilities	211,434	128,390

Other Liabilities
Mortgage notes payable	840,678	858,030
Acquisition note payable to stockholders	800,000	800,000
Tenant deposits	10,008	10,008

Total Liabilities	1,862,120	1,796,428

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized; 64,525,000 shares issued and outstanding, respectively	64,525	64,525
Additional paid-in capital	(629,535)	(629,535)
Accumulated deficit	(449,463)	(244,454)
Total Stockholders’ Deficiency	(1,014,463)	(809,454)

Total Liabilities and Stockholders’ Deficiency	$847,657	$986,974

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Rental income	$31,884	$32,556	$63,310	$63,829

Operating Expenses:

General and administrative

	13,079	27,891	206,374	115,285

Stock based compensation

	-	-	-	40,000

Depreciation and amortization

	7,202	7,542	14,749	15,681

Abandoned project costs

	-	25,000	-	25,000
Total operating expenses	20,281	60,433	221,123	195,966

Net operating income (loss)	11,603	(27,877)	(157,813)	(132,137)
Interest expenses	23,578	20,128	47,196	47,411

Net loss before taxes	(11,975)	(48,005)	(205,009)	(179,548)
Provision for income tax	-	(8,200)	-	(8,200)

Net loss

	$(11,975)	$(56,205)	$(205,009)	$(187,748)

Loss per share, primary and dilutive

	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, primary and dilutive

	64,525,000	64,491,087	64,525,000	62,029,260

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(205,009)	$(187,748)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14,749	15,681
Stock-based and non-cash compensation	-	40,000
Changes in assets and liabilities:
Prepaid expenses and escrow funds	122,329	(3,464)
Deferred tax asset	-	8,200
Accounts payable and accrued expenses	49,958	86,889
Net cash (Used) Provided by Operating Activities	(17,973)	(40,442)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(955)
Net cash (Used) Provided by Investing Activities	-	(955)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	50,000
Proceeds from shareholder loans	25,000	350
Payments on mortgage notes payable	(9,599)	(6,916)
Net (repayments) proceeds from line of credit	333	350
Net cash (Used) provided by Financing Activities	15,734	43,784

Net increase (decrease) in cash	(2,239)	2,387

Cash at beginning of period	6,078	64

Cash end of period	$3,839	$2,451

Supplemental Cash Flow Disclosure:

Interest paid	$47,196	$44,522
Taxes paid	$-	$-

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2012

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

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the six months ended June 30, 2012 and 2011, there were no common stock equivalents outstanding.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $205,009 and used cash in operating activities of $17,973 for the period ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $203,342, $1,014,463 and $449,463, respectively, at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - LAND AND BUILDINGS

Land and buildings consisted of the following:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Land	$285,371	$285,371
Buildings and improvements, at cost	778,361	778,361
Furniture	955	955
	1,064,687	1,064,687
Less: accumulated depreciation	(227,422)	(213,295)
Land and Buildings, net	$837,265	$851,392

Depreciation expense was $14,749 and $15,681 for the six months ended June 30, 2012 and 2011.

NOTE 4 - INTANGIBLES

Intangibles at June 30, 2012 and December 31, 2011 consisted of:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Capitalized costs	$6,915	$6,915
Less: accumulated amortization	(6,915)	(6,293)
Intangibles, net	$-	$622

Amortization of capitalized loan fees was $622 for the six months ended June 30, 2012.

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

NOTE 6 - LINE OF CREDIT PAYABLE

The Company has a line of credit with a local credit union for $6,000. The line of credit is unsecured, bears interest at 18% per annum and matures annually. At June 30, 2012 and December 31, 2011 the balance drawn on the line of credit was $5,448 and $5,115, respectively.  At June 30, 2012, the Company had $552 of credit available on this line.

NOTE 7 - INCOME TAXES

During the six months ended June 30, 2012 and 2011, the Company had losses of $205,009 and $179,548, respectively. The losses generated $0 and $8,200 in deferred federal and state income tax provisions using a blended income tax rate of 37.25% after an allowance for deferred tax asset realization.

The components of income tax expense attributable to continuing operations for the six months ended June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred federal and state income tax benefit	$69,700	$66,500

Current state income tax benefit	6,700	6,500
Change in allowance for deferred tax assets	(76,400)	(81,200)

Provision for income tax	$-	$8,200

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

Acquisition note payables at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Note payable to Wayne Middleton, due November 10, 2014, with monthly payments of interest only, secures by membership interest in Thomas Investment Holdings and real estate. $80,000 of this note is designated as payable to William Middleton under the same terms.	$800,000	$800,000

NOTE 9 - MORTGAGE NOTES PAYABLE

The Company issued a number of mortgage notes to acquire property.  These notes are generally payable in monthly installments of interest and principle and secured by property in and around Salt Lake City, Utah (SLC).  Mortgage note payables at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Note to a credit union, interest at 6%, due in monthly installments of $1,876, including interest, secured by a home and duplex on Major St, SLC and maturing May 2014	$238,711	$242,735

Note to a finance company, interest at 6.63%, due in interest only installments of $496, including interest, secured by 1414 S 900 W, SLC and maturing in November 2034	89,825	89,825

Note to a finance company, interest at 9.75%, due in monthly installments of $206, including interest, secured by 1414 S 900 W, SLC and maturing August 2020	22,706	22,833

Note to a bank, interest at 6.75%, due in interest only installments of $526, including interest, secured by 476 S Concord, SLC and maturing November 2035	93,597	93,597

Note to a finance company, interest at 11.5%, due in monthly installments of $248, including interest, secured by 476 S Concord, SLC and maturing November 2020	24,110	24,209

Note to a bank, interest at 7.735%, due in interest only installments of $587, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	87,470	87,605

Note to a finance company, interest at 10%, due in monthly installments of $158, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	17,115	17,206

Note to a bank, interest at 8.79%, due in interest only installments of $699, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	85,282	85,817

Note to a finance company, interest at 10%, due in monthly installments of $155, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	16,565	16,666

Note to a credit union, interest at 5%, due in monthly installments of $1,546, including interest, secured by land and buildings on Major St, SLC and maturing April 2026	185,342	189,918

Total mortgage notes receivable	860,711	870,310
Less current portion of mortgage notes payable	20,033	12,280

Long-term portion of mortgage notes payable	$840,678	$858,030

Aggregate maturities of mortgage notes payable for each of the next five years is as follows:

2012	$9,884
2013	20,644
2014	238,559
2015	13,410
2016	14,200
Thereafter	564,014

$860,711

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

There were no preferred shares issued during the period ended June 30, 2012 and the year ended December 31, 2011.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2012, the Company made a total of $18,000 in interest payments on the acquisition notes payable to two stockholders.  Another $6,000 of interest was accrued as of June 30, 2012.

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

From time to time an officer may pay an expense for or loan money to the Company with the expectation of being reimbursed.  These loans are temporary in nature, do not accrue interest and are unsecured.  At June 30, 2012 and December 31, 2011, the Company owed $41,076 and $16,076 to officers for temporary loans, respectively.

NOTE 12 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations other than what is noted here.

Upon effective date of the registration statement by the SEC, which occurred on February 8, 2012, the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company. This contingent fee has been recorded accordingly in accounts payable on the accompanying Consolidated Balance Sheets at June 30, 2012.

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

Description of the Company

Our Company is involved in real estate investments through our wholly owned subsidiary, Thomas Investment Holdings, LLC (“Thomas” or “TIH”), a Utah limited liability company. Thomas presently owns several parcels of real estate in Salt Lake City, Utah from which it receives rental income. For the next twelve (12) month period we propose to develop a state of the art self-storage facility totaling 53,400 square feet along with 900 units, located in Salt Lake City, Utah.

The Company was incorporated in Florida on July 1, 2010, as Immobiliare Investors, Inc. On November 1, 2010 we amended our articles of incorporation and changed our name to Immobiliare Global Investments, Inc.

On February 8, 2012, the Company became effective with the SEC.  As of this filing, the Company has not filed with FINRA for its trading symbol.

The Company has one wholly-owned subsidiary, Thomas Investment Holdings, LLC.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in on our Form 10-K, as filed with the SEC on March 30, 2012.

Executive Summary

For the six months ended June 30, 2012, we reported rental income of $63,310, a decrease of $519, or 1%, over the $63,829 reported for the period ended June 30, 2011. Operating and interest expenses, which include all interest, depreciation, selling, general and administrative costs, increased $24,942, or 10%, to $268,319 for the period ended June 30, 2012 as compared to $243,377 for the period ended June 30, 2011.  Net loss for the period ended June 30, 2012 was $205,009 compared to net loss of $187,748 for the period ended June 30, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended June 30, 2012 and 2011.

Our operating results for the periods ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended
	June 30
	2012	2011
Revenue	$63,310	$63,829
Expenses	221,123	195,966
Net operating loss	(157,813)	(132,137)

Interest expenses	47,196	47,411
Provision for income tax	-	8,200
Net Loss	$(205,009)	$(187,748)

Revenue

We earned revenues of $63,310 for the period ended June 30, 2012 compared to revenues of $63,829 for the six months ended June 30, 2011.

Expenses

Our total expenses for the periods ended June 30, 2012 and 2011 are outlined in the table below:

	Six Months Ended
	June 30
	2012	2011
General and administrative	$206,374	$115,285
Stock based compensation	-	40,000
Depreciation and amortization	14,749	15,681
Abandoned project costs	-	25,000
Interest expense	47,196	47,411
Total	$268,319	$243,377

Expenses for the period ended June 30, 2012, increased by 10% as compared to the comparative period in 2011 primarily as a result of a one time commitment for legal fees related to our recent S-1 Registration filing with the SEC.  A significant portion of expenses for the period ended June 30, 2012, $175,000, resulted from the legal fees that were due when our S-1 became effective on February 8, 2012.

Liquidity and Capital Resources

General

At June 30, 2012 we had cash and cash equivalents of $3,839. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $17,973 for the period ended June 30, 2012, compared to cash used by operating activities of $40,442 during the same period in 2011. The principal elements of cash flow from operations for the period ended June 30, 2012 included a net loss of $205,009 offset by depreciation and amortization, $14,749, prepaid expenses, $122,329, and accounts payable and accrued expenses, $49,958.

Cash generated in our financing activities was $15,734 for the period ended June 30, 2012, compared to cash generated in financing activities of $43,784 during the comparable period in 2011. This decrease was primarily attributed to the sale of common stock for $50,000, in the previous period.

Cash used in investing activities during the period ended June 30, 2012 was $0 compared to $955 during the same period in 2011.

Liquidity and Financial Condition

Working Capital
	At	At
	June 30,	December 31,	Increase/
	2012	2011	(Decrease)
Current Assets	$8,092	$132,660	$(124,568)
Current Liabilities	$211,434	$128,390	$83,044
Working Capital (deficit)	$(203,342)	$4,270	$(207,612)

Cash Flows
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Net Cash Used by Operating Activities	$(17,973)	$(40,442)
Net Cash Used by Investing Activities	$-	$(955)
Net Cash Provided by Financing Activities	$15,734	$43,784
Net Increase (Decrease) in Cash During the Period	$(2,239)	$2,387

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

Going Concern

The Company sustained net losses of $205,009 and used cash in operating activities of $17,973 for the period ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $203,342, $1,014,463 and $449,463, respectively, at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended June 30, 2012 .

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosure

None.

Item 5. Other Information

During the quarter ended June 30, 2012, the Board of Directors accepted the resignations of Messrs. Charles Irizarry, Dave Skutt, and Henrik Zohrabians as Directors.  Our Board of Directors consists solely of Mr. Wayne Middleton, who is also our President, CEO, Secretary, and Treasurer.  Mr. Bradford Margetts shall maintain his position as our Chief Financial Officer. There were no disagreements between the Registrant and Messrs. Irizarry, Skutt, and Zohrabians regarding management of the Company relating to the registrant’s operations, policies or practices.

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

IMMOBILIARE GLOBAL INVESTMENTS, INC.
(Registrant)

Dated: August 14, 2012	/s/ Wayne Middleton
Wayne Middleton
Principal Executive Officer

Dated: August 14, 2012	/s/ Bradford Margetts
Bradford Margetts
Principal Accounting Officer