Form 10-Q
period 2012-09-30
Immobiliare Global Investments, Inc.
filed 2012-11-19
CIK 1520874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 12, 2012 there were 64,525 shares of the issuer’s common stock, par value $0.001, outstanding.

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

Immobiliare Global Investments, Inc. and Subsidiary

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

Immobiliare Global Investments, Inc.

Consolidated Balance Sheets

	As at September 30, 2012	As at December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash	$35	$6,078
Prepaid legal fees and escrow funds	5,237	126,582

Total Current Assets	5,272	132,660

Land and buildings, net of accumulated depreciation of $234,624 and $213,295, respectively	830,063	851,392
Intangibles	-	622
Other assets	2,300	2,300

Total Assets	$837,635	$986,974

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Current Liabilities
Current portion of mortgage notes payable	$20,411	$12,280
Accounts payable	50,000	-
Line of credit	5,227	5,115
Loans from officers	42,876	16,076
Accrued officer compensation	84,000	84,000
Accrued interest	10,777	10,819
State tax payable	100	100

Total Current Liabilities	213,391	128,390

Other Liabilities
Mortgage notes payable	835,393	858,030
Acquisition note payable to stockholders	800,000	800,000
Tenant deposits	10,008	10,008

Total Liabilities	1,858,792	1,796,428

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized; 64,525 shares issued and outstanding, respectively	65	65
Additional paid-in capital	(565,075)	(565,075)
Accumulated deficit	(456,157)	(244,454)
Total Stockholders’ Deficiency	(1,021,157)	(809,454)

Total Liabilities and Stockholders’ Deficiency	$837,635	$986,974

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Rental income	$32,514	$25,765	$95,824	$89,594

Operating Expenses:

General and administrative

	8,792	9,001	215,167	124,286

Stock based compensation

	-	-	-	40,000

Depreciation and amortization

	7,202	7,543	21,951	23,224

Abandoned project costs

	-	-	-	25,000
Total operating expenses	15,994	16,544	237,118	212,510

Net operating income (loss)	16,520	9,221	(141,294)	(122,916)
Interest expenses	23,214	25,332	70,410	72,743

Net loss before taxes	(6,694)	(16,111)	(211,704)	(195,659)
Provision for income tax	-	-	-	(8,200)

Net loss

	$(6,694)	$(16,111)	$(211,704)	$(203,859)

Loss per share, primary and dilutive

	$(0.10)	$(0.25)	$(3.28)	$(3.22)

Weighted average shares outstanding, primary and dilutive

	64,525	64,525	64,525	63,293

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(211,704)	$(203,859)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,951	23,224
Stock-based and non-cash compensation	-	40,000
Changes in assets and liabilities:
Prepaid expenses and escrow funds	121,345	(5,219)
Deferred tax asset	-	8,200
Accounts payable and accrued expenses	49,958	94,819
Net cash (Used) Provided by Operating Activities	(18,450)	(42,835)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(955)
Net cash (Used) Provided by Investing Activities	-	(955)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	50,000
Proceeds from shareholder loans	26,800	4,601
Payments on mortgage notes payable	(14,505)	(11,638)
Net proceeds from line of credit	112	887
Net cash (Used) provided by Financing Activities	12,407	43,850

Net increase (decrease) in cash	(6,043)	60

Cash at beginning of period	6,078	64

Cash end of period	$35	$124

Supplemental Cash Flow Disclosure:

Interest paid	$70,410	$61,924
Taxes paid	$-	$-

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2012

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

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the nine months ended September 30, 2012 and 2011, there were no common stock equivalents outstanding.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $211,704 and used cash in operating activities of $18,450 for the period ended September 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $208,119, $1,021,157 and $456,157, respectively, at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - LAND AND BUILDINGS

Land and buildings consisted of the following:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Land	$285,371	$285,371
Buildings and improvements, at cost	778,361	778,361
Furniture	955	955
	1,064,687	1,064,687
Less: accumulated depreciation	(234,624)	(213,295)
Land and Buildings, net	$830,063	$851,392

Depreciation expense was $21,951 and $23,224 for the nine months ended September 30, 2012 and 2011.

NOTE 4 - INTANGIBLES

Intangibles at September 30, 2012 and December 31, 2011 consisted of:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)

Capitalized costs	$6,915	$6,915
Less: accumulated amortization	(6,915)	(6,293)
Intangibles, net	$-	$622

Amortization of capitalized loan fees was $622 for the nine months ended September 30, 2012.

NOTE 5 - PREPAID LEGAL EXPENSE AND CONTINGENT LIABILITY

During 2010 the founding stockholders of the Company engaged the services of an attorney to assist them in the preparation and filing of Form S-1 with the Securities and Exchange Commission (“SEC”) to register as an issuer under the Securities and Exchange Acts. In connection with the filing of this registration statement the founding stockholders agreed to pay the attorney $125,000 for the preparation and filing of Form S-1. In return for the prepayment of $125,000 in legal fees the founding stockholders were issued 60,000 shares of the Company’s common stock which was the initial stock issuance for Immobiliare Global Investments, Inc.

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

NOTE 6 - LINE OF CREDIT PAYABLE

The Company has a line of credit with a local credit union for $6,000. The line of credit is unsecured, bears interest at 18% per annum and matures annually. At September 30, 2012 and December 31, 2011 the balance drawn on the line of credit was $5,227 and $5,115, respectively.  At September 30, 2012, the Company had $773 of credit available on this line.

NOTE 7 - INCOME TAXES

During the nine months ended September 30, 2012 and 2011, the Company had losses of $211,704 and $195,659, respectively. The losses generated $0 and $8,200 in deferred federal and state income tax provisions using a blended income tax rate of 37.25% after an allowance for deferred tax asset realization.

The components of income tax expense attributable to continuing operations for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	2011
Deferred federal and state income tax benefit	$72,000	$66,500

Current state income tax benefit	6,900	6,500
Change in allowance for deferred tax assets	(78,900)	(81,200)

Provision for income tax	$-	$8,200

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

Acquisition note payables at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Note payable to Wayne Middleton, due November 10, 2014, with monthly payments of interest only, secures by membership interest in Thomas Investment Holdings and real estate. $80,000 of this note is designated as payable to William Middleton under the same terms.	$800,000	$800,000

NOTE 9 - MORTGAGE NOTES PAYABLE

The Company issued a number of mortgage notes to acquire property.  These notes are generally payable in monthly installments of interest and principle and secured by property in and around Salt Lake City, Utah (SLC).  Mortgage note payables at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Note to a credit union, interest at 6%, due in monthly installments of $1,876, including interest, secured by a home and duplex on Major St, SLC and maturing May 2014	$236,633	$242,735

Note to a finance company, interest at 6.63%, due in interest only installments of $496, including interest, secured by 1414 S 900 W, SLC and maturing in November 2034	89,825	89,825

Note to a finance company, interest at 9.75%, due in monthly installments of $206, including interest, secured by 1414 S 900 W, SLC and maturing August 2020	22,640	22,833

Note to a bank, interest at 6.75%, due in interest only installments of $526, including interest, secured by 476 S Concord, SLC and maturing November 2035	93,597	93,597

Note to a finance company, interest at 11.5%, due in monthly installments of $248, including interest, secured by 476 S Concord, SLC and maturing November 2020	24,059	24,209

Note to a bank, interest at 7.735%, due in interest only installments of $587, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	87,401	87,605

Note to a finance company, interest at 10%, due in monthly installments of $158, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	17,068	17,206

Note to a bank, interest at 8.79%, due in interest only installments of $699, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	85,058	85,817

Note to a finance company, interest at 10%, due in monthly installments of $155, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	16,513	16,666

Note to a credit union, interest at 5%, due in monthly installments of $1,546, including interest, secured by land and buildings on Major St, SLC and maturing April 2026	183,010	189,918

Total mortgage notes receivable	855,804	870,310
Less current portion of mortgage notes payable	20,411	12,280

Long-term portion of mortgage notes payable	$835,393	$858,030

Aggregate maturities of mortgage notes payable for each of the next five years is as follows:

2012	$4,977
2013	20,644
2014	238,559
2015	13,410
2016	14,200
Thereafter	564,014

$855,804

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

There were no preferred shares issued during the period ended September 30, 2012 and the year ended December 31, 2011.

Common Stock issues

The Company is authorized to issue up to 400,000,000 shares of common stock with a par value of $0.001 per share.

Effective August  28, 2012, the Company effected a 1 for 1,000 reverse split on its common stock outstanding, under which each stockholder of record on that date received one (1) new share of the Corporation’s $0.001 par value common stock for every one thousand (1,000) old shares owned.

The Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 1,000 reverse split:

In January 2011, the Company issued 1,000 shares each to the four directors as compensation for services.  This stock was valued at $10,000 per director.

On March 31, 2011, the Company issued 80 shares to an unrelated party for $20,000 cash.

On April 25, 2011, the Company issued 120 shares to an unrelated party for $30,000 cash.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2012, the Company made a total of $18,000 in interest payments on the acquisition notes payable to two stockholders.  Another $6,000 of interest was accrued as of September 30, 2012.

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

From time to time an officer may pay an expense for or loan money to the Company with the expectation of being reimbursed.  These loans are temporary in nature, do not accrue interest and are unsecured.  At September 30, 2012 and December 31, 2011, the Company owed $42,876 and $16,076 to officers for temporary loans, respectively.

NOTE 12 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations other than what is noted here.

Upon effective date of the registration statement by the SEC, which occurred on February 8, 2012, the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company. This contingent fee has been recorded accordingly in accounts payable on the accompanying Consolidated Balance Sheets at September 30, 2012.

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

On August 28, 2012, we effected a one (1) for 1,000 reverse stock split of our issued and outstanding common stock. As a result, our issued and outstanding common stock decreased from 64,525,000 shares to 64,525 shares of common stock, all with a par value of $0.001.

The Company has one wholly-owned subsidiary, Thomas Investment Holdings, LLC.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in on our Form 10-K, as filed with the SEC on March 30, 2012.

Executive Summary

For the nine months ended September 30, 2012, we reported rental income of $95,824, an increase of $6,230, or 1%, over the $89,594 reported for the period ended September 30, 2011. Operating and interest expenses, which include all interest, depreciation, selling, general and administrative costs, increased $22,275, or 8%, to $307,528 for the period ended September 30, 2012 as compared to $285,253 for the period ended September 30, 2011.  Net loss for the period ended September 30, 2012 was $211,704 compared to net loss of $203,859 for the period ended September 30, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended September 30, 2012 and 2011.

Our operating results for the periods ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended
	September 30
	2012	2011
Revenue	$95,824	$85,594
Operating expenses	237,118	212,500
Net operating loss	(141,294)	(122,916)
Interest expenses	70,410	72,743
Provision for income tax	-	8,200
Net Loss	$(211,704)	$(203,859)

Revenue

We earned revenues of $95,824 for the nine months ended September 30, 2012 compared to revenues of $89,594 for the nine months ended September 30, 2011.

Expenses

Our total expenses for the periods ended September 30, 2012 and 2011 are outlined in the table below:

	Nine Months Ended
	September 30
	2012	2011
General and administrative	$215,167	$124,286
Stock based compensation	-	40,000
Depreciation and amortization	21,951	23,224
Abandoned project costs	-	25,000
Interest expense	70,410	72,743
Total	$307,528	$285,253

Expenses for the period ended September 30, 2012, increased by 8% as compared to the comparative period in 2011 primarily as a result of a one time commitment for legal fees related to our recent S-1 Registration filing with the SEC.  A significant portion of expenses for the period ended September 30, 2012, $175,000, resulted from the legal fees that were due when our S-1 became effective on February 8, 2012.

Liquidity and Capital Resources

General

At September 30, 2012 we had cash and cash equivalents of $35. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $18,450 for the period ended September 30, 2012, compared to cash used by operating activities of $42,835 during the same period in 2011. The principal elements of cash flow from operations for the period ended September 30, 2012 included a net loss of $211,704 offset by depreciation and amortization, $21,951, prepaid expenses, $121,345, and accounts payable and accrued expenses, $49,958.

Cash generated in our financing activities was $12,407 for the period ended September 30, 2012, compared to cash generated in financing activities of $43,850 during the comparable period in 2011. This decrease was primarily attributed to the sale of common stock for $50,000, in the previous period.

Cash used in investing activities during the period ended September 30, 2012 was $0 compared to $955 during the same period in 2011.

Liquidity and Financial Condition

Working Capital
	At	At
	September 30,	December 31,	Increase/
	2012	2011	(Decrease)
Current Assets	$5,272	$132,660	$(127,388)
Current Liabilities	$213,391	$128,390	$85,001
Working Capital (deficit)	$(208,119)	$4,270	$(212,389)

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
Net Cash Used by Operating Activities	$(18,450)	$(42,835)
Net Cash Used by Investing Activities	$-	$(955)
Net Cash Provided by Financing Activities	$12,407	$43,850
Net Increase (Decrease) in Cash During the Period	$(6,043)	$60

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

Going Concern

The Company sustained net losses of $211,704 and used cash in operating activities of $18,450 for the period ended September 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $208,119, $1,021,157 and $456,157, respectively, at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended September 30, 2012 .

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosure

None.

Item 5. Other Information

On August 28, 2012, we effected a one (1) for 1,000 reverse stock split of our issued and outstanding common stock. As a result, our issued and outstanding common stock decreased from 64,525,000 shares to 64,525 shares of common stock, all with a par value of $0.001.

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

IMMOBILIARE GLOBAL INVESTMENTS, INC.
(Registrant)

Dated: November 15, 2012	/s/ Wayne Middleton
Wayne Middleton
Principal Executive Officer

Dated: November 15, 2012	/s/ Bradford Margetts
Bradford Margetts
Principal Accounting Officer