Form 10-K
period 2012-12-31
Immobiliare Global Investments, Inc.
filed 2013-04-16
CIK 1520874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-K

_______________________________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 333-174261

______________________________________________

IMMOBILIARE GLOBAL INVESTMENTS, INC.

 (Exact name of registrant as specified in its charter)

___________________________________________

Florida	27-3943293
(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification No.)

13575 58th Street N., Suite 140 Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (602) 885-9792

_________________________________________

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act: None

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐             Non-Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                ☐   Yes                    ☒   No

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2012, was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

As of as of April 15, 2013 the registrant had 44,575 shares of its Common Stock, $0.001 par value, outstanding.

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Immobiliare,” “we,” “us” or “our” are to Immobiliare Global Investments, Inc.

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

       4220             Public Warehouse & Storage

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

Our wholly-owned subsidiary, Thomas Investment Holdings, LLC, was organized as a limited liability company in Utah on September 23, 2003.  The company acquired real property in Salt Lake City Utah and manages the properties as rentals.

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

1.       If funds are not committed in sufficient amounts through current fund raising options, the structure as envisioned will not be able to be constructed without additional financing.  The exact nature, source(s), and timing of financing is very speculative to predict, but could include such financing structures as debt, convertible debt, additional equity issues, or any combination thereof from one or more sources.   There is no guarantee that we can obtain additional financing to finish construction.

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

Five (5) of the six (6) above properties are mortgaged.  The total outstanding balance on the mortgages as of December 31, 2012 was $850,830.

Our business is presently operated at 13575 58th Street North, Suite 140, Clearwater, Florida 33760. Our telephone number is (602) 885-9792.

Regulatory Matters

Our operations are compliant with all governmental regulations, as applicable.

Employees

As of March 31, 2013, we had no full time employees or part-time employees.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We utilize office space in Clearwater, Florida that is leased by a shareholder of the Company for an unrelated matter.  There are no costs to the Company for this space which serves as our corporate headquarters.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 15, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations except as follows:

There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

Our common stock is not quoted yet on the OTC Bulletin Board.  Accordingly, there is no present market for our securities.

As of April 1, 2013, we had 48 shareholders of record of our common stock and 44,575 shares issued and outstanding.

The Company’s transfer agent is Clear Trust, LLC, located at 16540 Pointe Village Drive, Suite 206, Lutz, Florida 33558.

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

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

 As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On August 28, 2012, we effected a one (1) for 1,000 reverse stock split of our issued and outstanding common stock. As a result, our issued and outstanding common stock decreased from 44,575,000 shares to 44,575 shares of common stock, all with a par value of $0.001.

The Company has one wholly-owned subsidiary, Thomas Investment Holdings, LLC.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

Executive Summary

For the year ended December 31, 2012, we reported rental income of $128,706, an increase of $12,196, or 10.5%, over the $116,510 reported for the year ended December 31, 2011. Operating and interest expenses, which include all interest, depreciation, selling, general and administrative costs, increased $34,434, or 10.6%, to $358,578 for the year ended December 31, 2012 as compared to $324,144 for the year ended December 31, 2011.  Net loss for the year ended December 31, 2012 was $229,872 compared to net loss of $215,834 for the year ended December 31, 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2012 and 2011.

Our operating results for the periods ended September 30, 2012 and 2011 are summarized as follows:

	Year Ended December 31,
	2012	2011
Revenue	$128,706	$116,510
Operating expenses	265,022	232,185
Net operating loss	(136,316)	(115,675)
Interest expenses	93,556	91,959
Provision for income tax	-	(8,200)
Net Loss	$(229,872)	$(215,834)

Revenue

We earned revenues of $128,706 for the year ended December 31, 2012 compared to revenues of $116,510 for the year ended December 31, 2011.

Expenses

Our total expenses for the years ended December 31, 2012 and 2011 are outlined in the table below:

	Year Ended December 31,
	2012	2011
General and administrative	$223,369	$136,418

Stock based compensation	12,500	40,000
Depreciation and amortization	29,153	30,767
Abandoned project costs	-	25,000
Interest expense	93,556	91,959
Total	$358,578	$324,144

Expenses for the year ended December 31, 2012, increased by 10.6% as compared to the comparative period in 2011 primarily as a result of a one time commitment for legal fees related to our recent S-1 Registration filing with the SEC.  A significant portion of expenses for the year ended December 31, 2012, $175,000, resulted from the legal fees that were due when our S-1 became effective on February 8, 2012.

Liquidity and Capital Resources

General

At December 31, 2012 we had cash and cash equivalents of $2,035. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $13,082 for the year ended December 31, 2012, compared to cash used by operating activities of $43,630 during the same period in 2011. The principal elements of cash flow from operations for the year ended December 31, 2012 included a net loss of $229,872 offset by depreciation and amortization, $29,153, stock-based compensation, 12,500, prepaid expenses, $125,179, and accounts payable and accrued expenses, $49,958.

Cash generated in our financing activities was $9,039 for the year ended December 31, 2012, compared to cash generated in financing activities of $50,599 during the comparable period in 2011. This decrease was primarily attributed to the sale of common stock for $50,000, in the previous period.

Cash used in investing activities during the year ended December 31, 2012 was $0 compared to $955 during the same period in 2011.

Liquidity and Financial Condition

Working Capital
	At	At
	December 31,	December 31,	Increase/
	2012	2011	(Decrease)
Current Assets	$3,438	$132,660	$(129,222)
Current Liabilities	$215,228	$128,390	$86,838
Working Capital (deficit)	$(211,790)	$4,270	$(216,060)

Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Net Cash Used by Operating Activities	$(13,082)	$(43,630)
Net Cash Used by Investing Activities	$-	$(955)
Net Cash Provided by Financing Activities	$9,039	$50,599
Net Increase (Decrease) in Cash During the Period	$(4,043)	$6,014

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

Going Concern

The Company sustained net losses of $229,872 and used cash in operating activities of $13,082 for the year ended December 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $211,790, $1,026,826 and $474,326, respectively, at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the years ended December 31, 2012 and 2011, there were no common stock equivalents outstanding.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Immobiliare Global Investments, Inc. and Subsidiary

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Immobiliare Global Investments, Inc.

We have audited the accompanying balance sheet of Immobiliare Global Investments, Inc. as of December 31, 2012 and 2011, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immobiliare Global Investments, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 16, 2013

Immobiliare Global Investments, Inc.

Consolidated Balance Sheets

As at December 31,

	2012	2011
ASSETS
Current Assets
Cash	$2,035	$6,078
Prepaid legal fees and escrow funds	1,403	126,582

Total Current Assets	3,438	132,660

Land and buildings, net of accumulated depreciation of $241,826 and $213,295, respectively	822,861	851,392
Intangibles	-	622
Other assets	2,300	2,300

Total Assets	$828,599	$986,974

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Current Liabilities
Current portion of mortgage notes payable	$20,641	$12,280
Accounts payable	50,000	-
Line of credit	4,834	5,115
Loans from related parties	44,876	16,076
Accrued related party compensation	84,000	84,000
Accrued interest	10,777	10,819
State tax payable	100	100

Total Current Liabilities	215,228	128,390

Other Liabilities
Mortgage notes payable	830,189	858,030
Acquisition note payable to stockholders	800,000	800,000
Tenant deposits	10,008	10,008

Total Liabilities	1,855,425	1,796,428

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized; 44,575 and 64,525 shares issued and outstanding, respectively	45	65
Additional paid-in capital	(552,555)	(565,075)
Accumulated deficit	(474,326)	(244,454)
Total Stockholders’ Deficiency	(1,026,826)	(809,454)

Total Liabilities and Stockholders’ Deficiency	$828,599	$986,974

The notes are an integral part of these audited consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Operations

For the Years Ended December 31,

	2012	2011

Rental income	$128,706	$116,510

Operating Expenses:

General and administrative

	223,369	136,418

Stock based compensation

	12,500	40,000

Depreciation and amortization

	29,153	30,767

Abandoned project costs

	-	25,000
Total operating expenses	265,022	232,185

Net operating income (loss)	(136,316)	(115,675)
Interest expenses	93,556	91,959

Net loss before taxes	(229,872)	(207,634)
Provision for income tax	-	(8,200)

Net loss

	$(229,872)	$(215,834)

Loss per share, primary and dilutive

	$(4.56)	$(3.34)

Weighted average shares outstanding, primary and dilutive

	50,357	64,525

The notes are an integral part of these audited consolidated financial statements.

Immobiliare Global Investments, Inc
Consolidated Statement of Stockholders' Deficit

					Additional		Stock
	Preferred Stock		Common Stock		Paid in	Accumulated	Holders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2010	100,000	$10	60,325	$61	$(655,071)	$(28,620)	$(683,620)

Stock issued for officer compensation	-	-	4,000	4	39,996	-	40,000

Stock issued for cash	-	-	200	-	50,000	-	50,000

Net loss for the year	-	-	-	-	-	(215,834)	(215,834)

Balance - December 31, 2011	100,000	10	64,525	65	(565,075)	(244,454)	(809,454)

Stock cancelled by former directors	-	-	(20,000)	(20)	20	-	-

Stock issued for officer compensation	-	-	50	-	12,500	-	12,500

Net loss for the year	-	-	-	-	-	(229,872)	(229,872)

Balance – December 31, 2012	100,000	$10	44,575	$45	$(552,555)	$(474,326)	$(1,026,826)

The notes are an integral part of these audited consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2012	2011
Cash Flows from Operating Activities:
Net loss	$(229,872)	$(215,834)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	29,153	30,767
Stock-based and non-cash compensation	12,500	40,000
Changes in assets and liabilities:
Prepaid expenses and escrow funds	125,179	(1,582)
Deferred tax asset	-	8,200
Accounts payable and accrued expenses	49,958	94,819
Net cash (Used) Provided by Operating Activities	(13,082)	(43,630)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(955)
Net cash Used by Investing Activities	-	(955)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	50,000
Proceeds from related party loans	28,800	16,076
Payments on mortgage notes payable	(19,480)	(16,339)
Net proceeds from line of credit	(281)	862
Net cash (Used) provided by Financing Activities	9,039	50,599

Net increase (decrease) in cash	(4,043)	6,014

Cash at beginning of period	6,078	64

Cash end of period	$2,035	$6,078

Supplemental Cash Flow Disclosure:

Interest paid	$93,598	$81,140
Taxes paid	$-	$-

Non Cash Disclosure:
Stock issued for compensation	$12,500	$40,000

The notes are an integral part of these audited consolidated financial statements.

Immobiliare Global Investments, Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

December 31, 2012 and 2011

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

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the years ended December 31, 2012 and 2011, there were no common stock equivalents outstanding.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $229,872 and used cash in operating activities of $13,082 for the year ended December 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $211,790, $1,026,826 and $474,326, respectively, at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - LAND AND BUILDINGS

Land and buildings consisted of the following:

	December 31, 2012	December 31, 2011

Land	$285,371	$285,371
Buildings and improvements, at cost	778,361	778,361
Furniture	955	955
	1,064,687	1,064,687
Less: accumulated depreciation	(241,826)	(213,295)
Land and Buildings, net	$822,861	$851,392

Depreciation expense was $29,153 and $30,767 for the years ended December 31, 2012 and 2011.

NOTE 4 - INTANGIBLES

Intangibles at December 31, 2012 and 2011 consisted of:

	December 31, 2012	December 31, 2011

Capitalized costs	$6,915	$6,915
Less: accumulated amortization	(6,915)	(6,293)
Intangibles, net	$-	$622

Amortization of capitalized loan fees was $622 for the year ended December 31, 2012.

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

NOTE 6 - LINE OF CREDIT PAYABLE

The Company has a line of credit with a local credit union for $6,000. The line of credit is unsecured, bears interest at 18% per annum and matures annually. At December 31, 2012 and 2011 the balance drawn on the line of credit was $4,834 and $5,115, respectively.  At December 31, 2012, the Company had $1,166 of credit available on this line.

NOTE 7 - INCOME TAXES

During the years ended December 31, 2012 and 2011, the Company had losses of $229,872 and $215,834, respectively. The losses generated $0 in deferred federal and state income tax provisions using a blended income tax rate of 37.25% after an allowance for deferred tax asset realization.

The components of income tax expense attributable to continuing operations for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred federal and state income tax benefit	$78,100	$66,500

Current state income tax benefit	7,500	6,500
Change in allowance for deferred tax assets	(85,600)	(81,200)

Provision for income tax	$-	$8,200

Our tax returns for 2009 – 2011 are open to audit by the Internal Revenue Services.  The net operating losses begin expiring in 2031.

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

Acquisition note payables at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Note payable to Wayne Middleton, due November 10, 2014, with monthly payments of interest only, secures by membership interest in Thomas Investment Holdings and real estate. $80,000 of this note is designated as payable to William Middleton under the same terms.	$800,000	$800,000

NOTE 9 - MORTGAGE NOTES PAYABLE

The Company issued a number of mortgage notes to acquire property.  These notes are generally payable in monthly installments of interest and principle and secured by property in and around Salt Lake City, Utah (SLC).  Mortgage note payables at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Note to a credit union, interest at 6%, due in monthly installments of $1,876, including interest, secured by a home and duplex on Major St, SLC and maturing May 2014	$234,569	$242,735

Note to a finance company, interest at 6.63%, due in interest only installments of $496, including interest, secured by 1414 S 900 W, SLC and maturing in November 2034	89,825	89,825

Note to a finance company, interest at 9.75%, due in monthly installments of $206, including interest, secured by 1414 S 900 W, SLC and maturing August 2020	22,572	22,833

Note to a bank, interest at 6.75%, due in interest only installments of $526, including interest, secured by 476 S Concord, SLC and maturing November 2035	93,597	93,597

Note to a finance company, interest at 11.5%, due in monthly installments of $248, including interest, secured by 476 S Concord, SLC and maturing November 2020	24,006	24,209

Note to a bank, interest at 7.38%, due in interest only installments of $587, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	87,003	87,605

Note to a finance company, interest at 10%, due in monthly installments of $158, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	17,021	17,206

Note to a bank, interest at 7.38%, due in interest only installments of $699, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	85,128	85,817

Note to a finance company, interest at 10%, due in monthly installments of $155, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	16,459	16,666

Note to a credit union, interest at 5%, due in monthly installments of $1,546, including interest, secured by land and buildings on Major St, SLC and maturing April 2026	180,650	189,918

Total mortgage notes receivable	850,830	870,310
Less current portion of mortgage notes payable	20,641	12,280

Long-term portion of mortgage notes payable	$830,189	$858,030

Aggregate maturities of mortgage notes payable for each of the next five years is as follows:

2013	$20,641
2014	238,559
2015	13,410
2016	14,200
2017	15,100
Thereafter	548,920

$850,830

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

There were no preferred shares issued during the years ended December 31, 2012 and 2011.

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

During the years ended December 31, 2012 and 2011, the Company had transactions in shares of its common stock as follows, retroactively adjusted to give effect to the 1 for 1,000 reverse split:

In January 2011, the Company issued 1,000 shares each to the four directors as compensation for services.  This stock was valued at $10,000 per director.

On March 31, 2011, the Company issued 80 shares to an unrelated party for $20,000 cash.

On April 25, 2011, the Company issued 120 shares to an unrelated party for $30,000 cash.

On March 15, 2012, the Company issued 50 shares to an officer of the Company as compensation for services.  This stock was valued at $12,500.

On April 16, 2012, former directors of the Company cancelled 20,000 of their shares.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company made a total of $18,000 in interest payments on the acquisition notes payable to two stockholders.  Another $6,000 of interest was accrued as of December 31, 2012.

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

From time to time an officer may pay an expense for or loan money to the Company with the expectation of being reimbursed.  These loans are temporary in nature, do not accrue interest and are unsecured.  At December 31, 2012 and 2011, the Company owed $44,876 and $16,076 to officers for temporary loans, respectively.

NOTE 12 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations other than what is noted here.

Upon effective date of the registration statement by the SEC, which occurred on February 8, 2012, the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company. This contingent fee has been recorded accordingly in accounts payable on the accompanying Consolidated Balance Sheets at December 31, 2012.

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

There are no disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective and that material weaknesses described below exists in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2012, that our internal controls over financial reporting were not effective and that a material weakness exists in our internal control over financial reporting.  The material weakness consists of controls associated with segregation of duties.  To address the material weakness we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors (1) and Executive Officers

Name

Age

Position

Wayne Middleton	41	Chief Executive Officer, President, Secretary, Treasurer and Director
Bradford P. Margetts	46	Chief Financial Officer

(1)     Our sole director will serve until the next annual shareholder meeting.

Biographies of Directors and Officers

Wayne Middleton

Our Chief Executive Officer, President, Secretary, Treasurer, and sole member of the Board of Directors, Wayne Middleton, age 41, has extensive work experience in the real estate and property management industry. From 2004 through the present, he has been the managing director of Thomas Investment Holdings, LLC of Salt Lake City, Utah. As managing director our Company and other entities, Mr. Middleton has engaged in property management oversight for dozens of rental units and commercial properties. Mr. Middleton has a Bachelor of Arts from the University of Utah and a Masters of Business Administration from Brigham Young University.

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

Bradford P. Margetts

Bradford P. Margetts, age 46, has 20 years of experience in accounting in the commercial real estate development, property management and home building industry.  He has worked as CFO or Controller for various local and regional real estate investment companies.  He has overseen financial reporting, audits, cash flow management and accounting departments for both private and public investors.  Mr. Margetts has a Bachelor of Arts in Accounting from the University of Utah, a Masters of Business Administration from the University of Utah and has been a licensed Certified Public Accountant in the State of Utah since 1996.

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

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Director Compensation

During the fiscal year ended December 31, 2011, the current and former directors were compensated in common stock valued at $10,000 each, or $40,000 collectively, and $21,000 each, or $84,000 collectively, was accrued, due to cash constraints. During the year ended December 31, 2012, there were no further accruals and the amount of $84,000 is still being accrued and will be paid when the Company has sufficient cash on hand.

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is attached as exhibit 14, to our Form S-1 as filed with the SEC on May 16, 2011.  The Company will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to the Company at, 13575 58th Street North, Suite 140, Clearwater, FL 33760.

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

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011;

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wayne Middleton(1) President, Chief Executive Officer, Secretary, Treasurer and Director	2012 2011	0	0	0	0	0	0	0	0
Bradford P. Margetts(2) Chief Financial Officer	2012 2011	0	0	0	0	0	0	0	0
Charles Irizarry(3) Vice President and director	2012 2011	0	0	0	0	0	0	0	0

(1)	Mr. Middleton was appointed President, Chief Executive Officer, Secretary, Treasurer and a Director of the Company on July 2, 2010.

(2)	Mr. Margetts was appointed Chief Financial Officer of the Company on September 2010.

(3)	Mr. Irizarry served as our Vice President and a Director of the Company from July 2, 2010 to April 16, 2012.

There are no employment contracts with Messrs. Middleton or Margetts at this time.  Nor are there any agreements for compensation in the future except for the salary and stock awards set forth above.  A salary and stock options and/or warrants program may be developed in the future.

Wayne Middleton, our current sole director and Charles Irizarry, a former director, were paid stock and accrued directors’ fee as noted below.

Director Compensation

Name and principal position (1)

Year

		Fees earned ($)	Stock Awards ($)	Option Award(s) ($)	Non-equity incentive Plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)

Wayne Middleton	2012	0	0	0	0	0	0	0
	2011	21,000	10,000	0	0	0	0	31,000
Charles Irizarry(2)	2012	0	0	0	0	0	0	0
	2011	21,000	10,000	0	0	0	0	31,000
David Skutt(2)	2012	0	0	0	0	0	0	0
	2011	21,000	10,000	0	0	0	0	31,000
Henrik Zohrabians(2)	2012	0	0	0	0	0	0	0
	2011	21,000	10,000	0	0	0	0	31,000

(1)

There are no employment contracts with Messrs. Middleton, Irizarry, Skutt or Zohrabians at this time. Nor are there any agreements for compensation in the future except for the salary and stock awards set forth above. A salary and stock options and/or warrants program may be developed in the future. In 2011, the Company issued each director 1 million shares of our common stock at $0.01 per share as compensation for services rendered in 2010

(2)	Messrs. Irizarry, Skutt and Zohrabians served as Directors of the Company from July 2, 2010 to April 16, 2012.

Compensation Committee Interlocks and Insider Participation

Currently, our Board of Directors consists of Wayne Middleton. We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2012 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 13575 58th Street N., Suite 140, Clearwater, Florida 33760.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2012 regarding the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Beneficial Ownership – Common Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Wayne Middleton P.O. Box 9948 Salt Lake City, UT 84109	14,900 common shares Direct ownership	33.4%
Bradford P. Margetts 9089 South 2100 East Sandy, UT 84093	50 common shares Direct ownership	0.1%
All Executive Officers and Directors as a Group(1)	14,950 common shares	33.5%

Charles Irizarry 7558 W. Thunderbird Rd. #1-486 Peoria, AZ 85381	14,575 common shares Direct ownership	32.7%
David Skutt 18528 Stallion Crest Rd. Riverside, CA 92504	5,460 common shares Direct ownership	12.2%
Henrik Zohrabians 700 Palm Dr. #106 Glendale, CA 91202	5,970 common shares Direct ownership	13.4%

(1)     The percentages are based on a total of 44,575 shares of common stock issued and outstanding.

Beneficial Ownership – Preferred Stock

Title of Class (1)	Name of Beneficial Owner	Amount	% of Class
Preferred Stock Class C	Wayne Middleton P.O. Box 9948 Salt Lake City, UT 84109	25,000	25%
Preferred Stock Class C	All Executive Officers and Directors as a Group (1)	25,000	25%

Preferred Stock Class C	Charles Irizarry 7558 W. Thunderbird Rd. #1-486 Peoria, AZ 85381	25,000	25%
Preferred Stock Class C	David Skutt 18528 Stallion Crest Rd. Riverside, CA 92504	25,000	25%
Preferred Stock Class C	Henrik Zohrabians 700 Palm Dr. #106 Glendale, CA 91202	25,000	25%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Since inception, the cash account of Thomas was maintained in a membership bank where Wayne Middleton, who is the CEO, President and sole Director of Immobiliare Global Investments, Inc., is listed as the member.  The account is titled in the name of the Thomas Investment Holdings, LLC.

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

Director Independence

We do not presently have any independent directors.  We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company.  Our Board of Directors is comprised solely of our Chief Executive Officer and President, Wayne Middleton.  We intend to seek independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our Board of Director members.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, DKM Certified Public Accountants (formerly Drake & Klein CPAs) for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$8,000	$11,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,000	$11,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

Exhibit No.	Description
3.1 *	Articles of Incorporation, as Amended
3.2 *	Bylaws of the Company
14.1 *	Code of Ethics
21.1 **	Subsidiary of the Company
31.1 **

Certification of Chief Executive Officer of Immobiliare Global Investments, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **

Certification of Chief Financial Officer of Immobiliare Global Investments, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Rule 1350 Certifications of Chief Executive and Financial Officer
101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(*)      Previously filed with the Form S-1 filed on May 16, 2011 and is incorporated herein by reference.

(**)      Filed herewith

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

Immobiliare Global Investments, Inc.

/s/ Wayne Middleton	April 16, 2013
Wayne Middleton President Principal Executive Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wayne Middleton	April 16, 2013
Wayne Middleton, Chief Executive Officer, President, Treasurer, Secretary, and Director (Principal Executive Officer)	Date

/s/ Bradford Margetts	April 16, 2013
Bradford Margetts, Chief Financial Officer, (Principal Financial and Accounting Officer)	Date