Form 10-Q
period 2013-03-31
Immobiliare Global Investments, Inc.
filed 2013-05-20
CIK 1520874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013 there were 34,657,500 shares of the issuer’s common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on April 16, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Immobiliare Global Investments, Inc. and Subsidiary

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

Immobiliare Global Investments, Inc.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,712	$2,035
Prepaid expenses and escrow funds	2,785	1,403

Total Current Assets	7,497	3,438

Land and buildings, net of accumulated depreciation of $246,166 and $241,826, respectively	818,521	822,861
Other assets	2,300	2,300

Total Assets	$828,318	$828,599

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Current Liabilities
Current portion of mortgage notes payable	$21,745	$20,641
Accounts payable	50,000	50,000
Line of credit	4,554	4,834
Due to related parties	46,409	44,876
Accrued related party compensation	84,000	84,000
Accrued interest	16,777	10,777
State tax payable	100	100

Total Current Liabilities	223,585	215,228

Other Liabilities
Mortgage notes payable	824,829	830,189
Acquisition note payable to stockholders	800,000	800,000
Tenant deposits	10,008	10,008

Total Liabilities	1,858,422	1,855,425

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized; 34,657,500 and 4,457,500 shares issued and outstanding, respectively	34,658	4,458
Additional paid-in capital	(556,968)	(556,968)
Accumulated deficit	(507,804)	(474,326)
Total Stockholders’ Deficiency	(1,030,104)	(1,026,826)

Total Liabilities and Stockholders’ Deficiency	$828,318	$828,599

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Rental income	$23,159	$31,426

Operating Expenses:

General and administrative

	14,660	193,295

Stock based compensation

	15,200	-

Depreciation and amortization

	4,340	7,824
Total operating expenses	34,200	201,119

Net operating income (loss)	(11,041)	(169,693)
Interest expenses	22,437	23,618

Net loss before taxes	(33,478)	(193,311)
Provision for income tax	-	-

Net loss

	$(33,478)	$(193,311)

Loss per share, primary and dilutive

	$(0.00)	$(0.03)

Weighted average shares outstanding, primary and dilutive

	28,946,389	6,453,434

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(33,478)	$(193,311)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,340	7,824
Stock-based and non-cash compensation	15,200	-
Changes in assets and liabilities:
Prepaid expenses and escrow funds	(1,382)	123,609
Accounts payable and accrued expenses	6,000	49,958
Net cash (Used) Provided by Operating Activities	(9,320)	(11,920)

Cash Flows from Investing Activities:
Net cash Used by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	15,000	-
Proceeds from related party loans	1,533	15,000
Payments on mortgage notes payable	(4,256)	(4,765)
Net repayments to line of credit	(280)	(114)
Net cash (Used) provided by Financing Activities	11,997	10,121

Net increase (decrease) in cash	2,677	(1,799)

Cash at beginning of period	2,035	6,078

Cash end of period	$4,712	$4,279

Supplemental Cash Flow Disclosure:

Interest paid	$16,437	$23,618
Taxes paid	$-	$-

Non Cash Disclosure:
Stock issued for compensation	$15,200	$-

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2013

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

Interim Financial Statements

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

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

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the periods ended March 31, 2013 and 2012, there were no common stock equivalents outstanding.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $33,478 and used cash in operating activities of $9,320 for the period ended March 31, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $216,088, $1,030,104 and $507,804, respectively, at March 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - LAND AND BUILDINGS

Land and buildings consisted of the following:

	March 31, 2013	December 31, 2012

Land	$285,371	$285,371
Buildings and improvements, at cost	778,361	778,361
Furniture	955	955
	1,064,687	1,064,687
Less: accumulated depreciation	(246,166)	(241,826)
Land and Buildings, net	$818,521	$822,861

Depreciation expense was $4,340 and $7,824 for the periods ended March 31, 2013 and 2012.

NOTE 4 - LINE OF CREDIT PAYABLE

The Company has a line of credit with a local credit union for $6,000. The line of credit is unsecured, bears interest at 18% per annum and matures annually. At March 31, 2013 and December 31, 2012 the balance drawn on the line of credit was $4,554 and $4,834, respectively.  At March 31, 20213, the Company had $1,446 of credit available on this line.

NOTE 5 - INCOME TAXES

During the periods ended March 31, 2013 and 2012, the Company had losses of $33,478 and $193,311, respectively. The losses generated $0 in deferred federal and state income tax provisions using a blended income tax rate of 37.25% after an allowance for deferred tax asset realization.

The components of income tax expense attributable to continuing operations for the periods ended March 31, 2013 and 2012 are as follows:

	2013	2012
Deferred federal and state income tax benefit	$11,400	$65,700

Current state income tax benefit	1,100	6,300
Change in allowance for deferred tax assets	(12,500)	(72,000)

Provision for income tax	$-	$-

Our tax returns for 2009 – 2012 are open to audit by the Internal Revenue Services.  The net operating losses begin expiring in 2031.

NOTE 6 - ACQUISITION NOTES PAYABLE TO STOCKHOLDERS

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

Acquisition note payables at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Note payable to Wayne Middleton, due November 10, 2014, with monthly payments of interest only, secures by membership interest in Thomas Investment Holdings and real estate. $80,000 of this note is designated as payable to William Middleton under the same terms.	$800,000	$800,000

NOTE 7 - MORTGAGE NOTES PAYABLE

The Company issued a number of mortgage notes to acquire property.  These notes are generally payable in monthly installments of interest and principle and secured by property in and around Salt Lake City, Utah (SLC).  Mortgage note payables at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Note to a credit union, interest at 6%, due in monthly installments of $1,876, including interest, secured by a home and duplex on Major St, SLC and maturing May 2014	$232,442	$234,569

Note to a finance company, interest at 6.63%, due in interest only installments of $496, including interest, secured by 1414 S 900 W, SLC and maturing in November 2034	89,825	89,825

Note to a finance company, interest at 9.75%, due in monthly installments of $206, including interest, secured by 1414 S 900 W, SLC and maturing August 2020	22,503	22,572

Note to a bank, interest at 6.75%, due in interest only installments of $526, including interest, secured by 476 S Concord, SLC and maturing November 2035	93,597	93,597

Note to a finance company, interest at 11.5%, due in monthly installments of $248, including interest, secured by 476 S Concord, SLC and maturing November 2020	23,951	24,006

Note to a bank, interest at 7.38%, due in interest only installments of $587, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	86,845	87,003

Note to a finance company, interest at 10%, due in monthly installments of $158, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	16,972	17,021

Note to a bank, interest at 7.38%, due in interest only installments of $699, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	84,975	85,128

Note to a finance company, interest at 10%, due in monthly installments of $155, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	16,404	16,459

Note to a credit union, interest at 5%, due in monthly installments of $1,546, including interest, secured by land and buildings on Major St, SLC and maturing April 2026	179,060	180,650

Total mortgage notes payable	846,574	850,830
Less current portion of mortgage notes payable	21,745	20,641

Long-term portion of mortgage notes payable	$824,829	$830,189

Aggregate maturities of mortgage notes payable for each of the next five years is as follows:

2013	$16,385
2014	238,559
2015	13,410
2016	14,200
2017	15,100
Thereafter	548,920

$846,574

NOTE 8 - EQUITY

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

There were no preferred shares issued during the period ended March 31, 2013 and the year ended December 31, 2012.

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

Effective January 7, 2013, the Company effected a 100 for 1 forward split on its common stock outstanding, under which each shareholder of record on that date received one hundred (100) new shares of the Corporation’s $0.001 par value common stock for every one (1) old share owned.

During the year ended December 31, 2012, the Company had transactions in shares of its common stock as follows, retroactively adjusted to give effect to the two stock splits, effectively adjusted for a net 1 for 10 reverse split:

•         On March 15, 2012, the Company issued 5,000 shares to an officer of the Company as compensation for services.  This stock was valued at $12,500.

•         On April 16, 2012, former directors of the Company cancelled 2,000,000 of their shares.

During the period ended March 31, 2013, the Company had transactions in shares of its common stock as follows:

•         On January 15, 2013, the Company issued 15,000,000 shares to an officer and a director of the Company for cash of $15,000.

•         On January 21, 2013, the Company issued 15,000,000 shares to a company controlled by a former director of the Company as compensation for services.  This stock was valued at $15,000.

•         On January 21, 2013, the Company issued 200,000 shares to an officer of the Company as compensation for services.  This stock was valued at $200.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2013, the Company made a total of $3,000 in interest payments on the acquisition notes payable to two stockholders.  Another $6,000 of interest was accrued as of March 31, 2013.

The directors of the Company had agreements providing them compensation of $7,000 per month starting in January 2011.  Each of the four directors accrued $21,000 in compensation for the first quarter.  The board agreed to stop these accruals as of April 1, 2011 until further notice.  None of this compensation has been paid.  The accrued salary is shown on the balance sheet as accrued compensation as of March 31, 2013 and December 31, 2012.

From time to time an officer may pay an expense for or loan money to the Company with the expectation of being reimbursed.  These loans are temporary in nature, do not accrue interest and are unsecured.  At March 31, 2013 and December 31, 2012, the Company owed $46,409 and $44,876 to officers for temporary loans, respectively.

NOTE 10 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations other than what is noted here.

Upon effective date of the registration statement by the SEC, which occurred on February 8, 2012, the agreement with the attorney calls for an additional payment of $50,000 that will be paid by the Company. This contingent fee has been recorded accordingly in accounts payable on the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

NOTE 11 – SUBSEQUENT EVENTS

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

The Company has one wholly-owned subsidiary, Thomas Investment Holdings, LLC.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in on our Form 10-K, as filed with the SEC on April 16, 2013.

Executive Summary

For the period ended March 31, 2013, we reported rental income of $23,159, an decrease of $8,267, or 25.7%, over the $31,246 reported for the period ended March 31, 2012. Operating and interest expenses, which include all interest, depreciation, selling, general and administrative costs, decreased $168,100, or 74.8%, to $56,637 for the period ended March 31, 2013 as compared to $224,737 for the period ended March 31, 2012.  Net loss for the period ended March 31, 2013 was $33,478 compared to net loss of $193,311 for the period ended March 31, 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended March 31, 2013 and 2012.

Our operating results for the periods ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Revenue	$23,159	$31,426
Operating expenses	34,200	201,119
Net operating loss	(11,041)	(169,693)
Interest expenses	22,437	23,618
Provision for income tax	-	-
Net Loss	$(33,478)	$(193,311)

Revenue

We earned revenues of $23,159 for the three months ended March 31, 2013 compared to revenues of $31,426 for the three months ended March 31, 2012.

Expenses

Our total expenses for the periods ended March 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended March 31,
	2013	2012
General and administrative	$14,660	$193,295
Stock based compensation	15,200	-
Depreciation and amortization	4,340	7,824
Interest expense	22,437	23,618
Total	$56,637	$224,737

Expenses for the three months ended March 31, 2013, decreased by 74.8% as compared to the comparative period in 2012 primarily as a result of a one time commitment for legal fees related to our S-1 Registration filing with the SEC.  A significant portion of expenses for the three months ended March 31, 2012, $175,000, resulted from the legal fees that were due when our S-1 became effective on February 8, 2012. During the period ended Mach 31, 2013, we issued 15,200,000 shares valued at $0.001 per share, for stock based compensation of $15,200.

Liquidity and Capital Resources

General

At March 31, 2013 we had cash and cash equivalents of $4,712. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $9,320 for the three months ended March 31, 2013, compared to cash used by operating activities of $11,920 during the same period in 2012. The principal elements of cash flow from operations for the period ended March 31, 2013 included a net loss of $33,478 offset by depreciation and amortization, $4,340, stock-based compensation, 15,200, and accounts payable and accrued expenses, $6,000.

Cash generated in our financing activities was $11,997 for the three months ended March 31, 2013, compared to cash generated in financing activities of $10,121 during the comparable period in 2012. During the period ended March 31, 2013, we received $15,000, or $0.001 per share, from the sale of 15,000,000 shares to an officer and director of the company.

Cash used in investing activities during the three months ended March 31, 2013 and 2012 was $nil.

Liquidity and Financial Condition

Working Capital
	At	At
	March 31,	December 31,	Increase/
	2013	2012	(Decrease)
Current Assets	$7,497	$3,438	$4,059
Current Liabilities	$223,585	$215,228	$8,357
Working Capital Deficiency	$(216,088)	$(211,790)	$(4,298)

Cash Flows
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
Net Cash Used by Operating Activities	$(9,320)	$(11,920)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$11,997	$10,121
Net Increase (Decrease) in Cash During the Period	$2,677	$(1,799)

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

Going Concern

The Company sustained net losses of $33,478 and used cash in operating activities of $9,320 for the period ended March 31, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $216,088, $1,030,104 and $507,804, respectively, at March 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to any risk factors affecting our Company as disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosure

None.

Item 5. Other Information

Effective January 7, 2013, the Company effected a 100 for 1 forward split on its common stock outstanding, under which each shareholder of record on that date received one hundred (100) new shares of the Corporation’s $0.001 par value common stock for every one (1) old share owned.

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

IMMOBILIARE GLOBAL INVESTMENTS, INC.
(Registrant)

Dated: May 20, 2013	/s/ Wayne Middleton
Wayne Middleton
Principal Executive Officer

Dated: May 20, 2013	/s/ Bradford Margetts
Bradford Margetts
Principal Financial and Accounting Officer