Form 10-Q
period 2013-06-30
Immobiliare Global Investments, Inc.
filed 2013-08-19
CIK 1520874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 12, 2013 there were 34,657,500 shares of the issuer’s common stock, par value $0.001, outstanding.

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

Immobiliare Global Investments, Inc. and Subsidiary

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

Immobiliare Global Investments, Inc.

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,902	$2,035
Prepaid expenses and escrow funds	4,280	1,403

Total Current Assets	6,182	3,438

Land and buildings, net of accumulated depreciation of $252,796 and $241,826, respectively	811,891	822,861
Other assets	2,300	2,300

Total Assets	$820,373	$828,599

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities
Current Liabilities
Current portion of mortgage notes payable	$21,248	$20,641
Accounts payable	63,900	50,000
Line of credit	6,674	4,834
Due to related parties	47,955	44,876
Accrued related party compensation	84,000	84,000
Accrued interest	22,777	10,777
State tax payable	100	100

Total Current Liabilities	246,654	215,228

Other Liabilities
Mortgage notes payable	821,021	830,189
Acquisition note payable to stockholders	800,000	800,000
Tenant deposits	10,008	10,008

Total Liabilities	1,877,683	1,855,425

Stockholders’ Deficiency
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, $0.001 par value, 400,000,000 shares authorized; 34,657,500 and 4,457,500 shares issued and outstanding, respectively	34,658	4,458
Additional paid-in capital	(556,968)	(556,968)
Accumulated deficit	(535,010)	(474,326)
Total Stockholders’ Deficiency	(1,057,310)	(1,026,826)

Total Liabilities and Stockholders’ Deficiency	$820,373	$828,599

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Rental income	$24,236	$31,884	$47,395	$63,310

Operating Expenses:

General and administrative

	18,438	13,079	36,007	206,374

Stock based compensation

	-	-	15,200	-

Depreciation and amortization

	6,630	7,202	10,970	14,749
Total operating expenses	25,068	20,281	62,177	221,123

Net operating income (loss)	(832)	11,603	(14,782)	(157,813)
Interest expenses	22,268	23,578	44,706	47,196

Net loss before taxes	(23,100)	(11,975)	(59,488)	(205,009)
xpenseProvision for income tax expense	1,196	-	1,196	-

Net loss

	$(24,296)	$(11,975)	$(60,684)	$(205,009)

Loss per share, primary and dilutive

	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding, primary and dilutive

	34,657,500	6,457,500	31,817,721	6,455,467

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(60,684)	$(205,009)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,970	14,749
Stock-based and non-cash compensation	15,200	-
Changes in assets and liabilities:
Prepaid expenses and escrow funds	(2,877)	122,329
Accounts payable and accrued expenses	25,900	49,958
Net cash (Used) Provided by Operating Activities	(11,491)	(17,973)

Cash Flows from Investing Activities:
Net cash Used by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	15,000	-
Proceeds from related party loans	3,079	25,000
Payments on mortgage notes payable	(8,560)	(9,599)
Net proceeds from line of credit	1,839	333
Net cash (Used) provided by Financing Activities	11,358	15,734

Net decrease in cash	(133)	(2,239)

Cash at beginning of period	2,035	6,078

Cash end of period	$1,902	$3,839

Supplemental Cash Flow Disclosure:

Interest paid	$10,268	$47,196
State taxes paid	$1,196	$-

Non Cash Disclosure:
Stock issued for compensation	$15,200	$-

The notes are an integral part of these consolidated financial statements.

Immobiliare Global Investments, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Immobiliare Global Investments, Inc. (the “Company” or “Immobiliare”) was incorporated on July 1, 2010 in the State of Florida and commenced operations on that day. Thomas Investment Holdings, LLC (“Thomas”) was a privately-held limited liability company that was organized on April 23, 2004 in the State of Utah.  Effective November 10, 2010 the companies, completed the purchase and sale agreement between Thomas and Immobiliare and the member of Thomas, pursuant to which Immobiliare acquired all of the membership shares of Thomas by issuing 125,000 shares of common stock to the selling members and notes payable to the previous member of Thomas in the amount of $800,000 for a total consideration of $812,500. Consummation of the merger did not require a vote of the Immobiliare shareholders. As a result of the acquisition, the shareholders of Thomas did not own a majority of the voting stock of Immobiliare and Thomas is a wholly owned subsidiary of Immobiliare.  The previous majority shareholder of Thomas is a material shareholder, although not a majority shareholder, and the President and CEO of Immobiliare.

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

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. During the periods ended June 30, 2013 and 2012, there were no dilutive common stock equivalents outstanding.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $60,684 and used cash in operating activities of $11,491 for the period ended June 30, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $240,471, $1,057,309 and $535,010, respectively, at June 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - LAND AND BUILDINGS

Land and buildings consisted of the following:

	June 30, 2013	December 31, 2012

Land	$285,371	$285,371
Buildings and improvements, at cost	778,361	778,361
Furniture	955	955
	1,064,687	1,064,687
Less: accumulated depreciation	(252,796)	(241,826)
Land and Buildings, net	$811,891	$822,861

Depreciation expense was $10,970 and $14,749 for the periods ended June 30, 2013 and 2012.

NOTE 4 - LINE OF CREDIT PAYABLE

The Company has a line of credit with a local credit union for $6,000. The line of credit is unsecured, bears interest at 18% per annum and matures annually. At June 30, 2013 and December 31, 2012 the balance drawn on the line of credit was $6,674 and $4,834, respectively.  At June 30, 2013, the Company was $674 over the available credit on this line.

NOTE 5 - INCOME TAXES

During the periods ended June 30, 2013 and 2012, the Company had losses of $60,684 and $205,009, respectively. The losses generated $1,196 for a state income tax provision and $0 for a federal income tax provision using a blended income tax rate of 23.73% for 2013 and 37.25% for 2012 after an allowance for deferred tax asset realization.

The components of income tax expense attributable to continuing operations for the periods ended June 30, 2013 and 2012 are as follows:

	2013	2012
Deferred federal income tax benefit	$11,400	$69,700

Deferred State income tax benefit and provision	1,804	6,700
Change in allowance for deferred tax assets	(14,400)	(76,400)

Provision for income tax expense	$1,196	$-

During the period ended June 30, 2013, the Company had a state income tax expense of $1,196 related to their December 31, 2012 tax return.

Our tax returns for 2009 – 2012 are open to audit by the Internal Revenue Services.  The net operating losses begin expiring in 2031.

NOTE 6 - ACQUISITION NOTES PAYABLE TO STOCKHOLDERS

The former member of Thomas was given a note as consideration for the membership of Thomas Investment Holdings, LLC together with 125,000 shares of restricted common stock of the Company. The note bears interest at 4.5%, and is payable in monthly interest only installments from January 1, 2011. The notes must be repaid by November 10, 2014 or the membership interests of Thomas Investment Holdings, LLC must be returned to the holders. The notes are secured by membership interests in Thomas Investments, LLC and by the individual real properties owned by Thomas Investments, LLC and operated by the Company.  Wayne Middleton has designated a portion of this note to be payable to William Middleton under the same terms.

Acquisition note payables at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Note payable to Wayne Middleton, due November 10, 2014, with monthly payments of interest only, secures by membership interest in Thomas Investment Holdings LLC and real estate. $80,000 of this note is designated as payable to William Middleton under the same terms.	$800,000	$800,000

NOTE 7 - MORTGAGE NOTES PAYABLE

The Company issued a number of mortgage notes to acquire property.  These notes are generally payable in monthly installments of interest and principle and secured by property in and around Salt Lake City, Utah (SLC).  Mortgage note payables at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Note to a credit union, interest at 6%, due in monthly installments of $1,876, including interest, secured by a home and duplex on Major St, SLC and maturing May 2014	$231,013	$234,569

Note to a finance company, interest at 6.63%, due in interest only installments of $496, including interest, secured by 1414 S 900 W, SLC and maturing in November 2034	89,825	89,825

Note to a finance company, interest at 9.75%, due in monthly installments of $206, including interest, secured by 1414 S 900 W, SLC and maturing August 2020	22,432	22,572

Note to a bank, interest at 6.75%, due in interest only installments of $526, including interest, secured by 476 S Concord, SLC and maturing November 2035	93,597	93,597

Note to a finance company, interest at 11.5%, due in monthly installments of $248, including interest, secured by 476 S Concord, SLC and maturing November 2020	23,895	24,006

Note to a bank, interest at 7.38%, due in interest only installments of $587, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	86,685	87,003

Note to a finance company, interest at 10%, due in monthly installments of $158, including interest, secured by 345 N 1200 W, SLC and maturing November 2035	16,922	17,021

Note to a bank, interest at 7.38%, due in interest only installments of $699, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	84,818	85,128

Note to a finance company, interest at 10%, due in monthly installments of $155, including interest, secured by 1111 W 900 S, SLC and maturing November 2035	16,348	16,459

Note to a credit union, interest at 5%, due in monthly installments of $1,546, including interest, secured by land and buildings on Major St, SLC and maturing April 2026	176,734	180,650

Total mortgage notes payable	842,269	850,830
Less current portion of mortgage notes payable	21,248	20,641

Long-term portion of mortgage notes payable	$821,021	$830,189

Aggregate maturities of mortgage notes payable for each of the next five years is as follows:

2013	$12,080
2014	238,559
2015	13,410
2016	14,200
2017	15,100
Thereafter	548,920

$842,269

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

There were no preferred shares issued during the period ended June 30, 2013 and the year ended December 31, 2012.

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

During the period ended June 30, 2013, the Company had transactions in shares of its common stock as follows:

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2013, the Company made a total of $6,000 in interest payments on the acquisition notes payable to two stockholders.  Another $12,000 of interest was accrued as of June 30, 2013.

The directors of the Company had agreements providing them compensation of $7,000 per month starting in January 2011.  Each of the four directors accrued $21,000 in compensation for the first quarter.  The board agreed to stop these accruals as of April 1, 2011 until further notice.  None of this compensation has been paid.  The accrued salary is shown on the balance sheet as accrued compensation as of June 30, 2013 and December 31, 2012.

From time to time an officer may pay an expense for or loan money to the Company with the expectation of being reimbursed.  These loans are temporary in nature, do not accrue interest and are unsecured.  At June 30, 2013 and December 31, 2012, the Company owed $47,955 and $44,876 to officers for temporary loans, respectively.

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

Executive Summary

For the period ended June 30, 2013, we reported rental income of $47,395, a decrease of $15,915, or 25%, over the $63,310 reported for the period ended June 30, 2012. Operating and interest expenses, which include all interest, depreciation, selling, general and administrative costs, decreased $161,436, or 60%, to $106,883 for the period ended June 30, 2013 as compared to $268,319 for the period ended June 30, 2012.  Net loss for the period ended June 30, 2013 was $60,684 compared to net loss of $205,009 for the period ended June 30, 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended June 30, 2013 and 2012.

Our operating results for the period ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,
	2013	2012
Revenue	$47,395	$63,310
Operating expenses	62,177	221,123
Net operating loss	(14,782)	(157,813)
Interest expenses	44,706	47,196
Provision for income tax	-	-
Net Loss	$(60,684)	$(205,009)

Revenue

We earned revenues of $47,395 for the six months ended June 30, 2013 compared to revenues of $63,310 for the six months ended June 30, 2012.

Expenses

Our total expenses for the periods ended June 30, 2013 and 2012 are outlined in the table below:

	Six Months Ended June 30,
	2013	2012
General and administrative	$36,007	$206,374
Stock based compensation	15,200	-
Depreciation and amortization	10,970	14,749
Interest expense	44,706	47,196
Total	$106,883	$268,319

Expenses for the six months ended June 30, 2013, decreased by 60% as compared to the comparative period in 2012 primarily as a result of a one time commitment for legal fees related to our S-1 Registration filing with the SEC.  A significant portion of expenses for the six months ended June 30, 2012, $175,000, resulted from the legal fees that were due when our S-1 became effective on February 8, 2012. During the period ended June 30, 2013, we issued 15,200,000 shares valued at $0.001 per share, for stock based compensation of $15,200.

Liquidity and Capital Resources

General

At June 30, 2013 we had cash and cash equivalents of $1,902. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $11,491for the six months ended June 30, 2013, compared to cash used by operating activities of $17,973 during the same period in 2012. The principal elements of cash flow from operations for the period ended June 30, 2013 included a net loss of $60,684 offset by depreciation and amortization, $10,970, stock-based compensation, 15,200, and accounts payable and accrued expenses, $25,900.

Cash generated in our financing activities was $11,358 for the six months ended June 30, 2013, compared to cash generated in financing activities of $15,734 during the comparable period in 2012. During the period ended June 30, 2013, we received $15,000, or $0.001 per share, from the sale of 15,000,000 shares to an officer and director of the company.

Cash used in investing activities during the six months ended June 30, 2013 and 2012 was $nil.

Liquidity and Financial Condition

Working Capital
	At	At
	June 30,	December 31,	Increase/
	2013	2012	(Decrease)
Current Assets	$6,182	$3,438	$2,744
Current Liabilities	$246,654	$215,228	$31,426
Working Capital Deficiency	$(240,472)	$(211,790)	$(28,682)

Cash Flows
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
Net Cash Used by Operating Activities	$(11,491)	$(17,973)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$11,358	$15,734
Net Increase (Decrease) in Cash During the Period	$(133)	$(2,239)

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

Going Concern

The Company sustained net losses of $60,684 and used cash in operating activities of $11,491 for the period ended June 30, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $240,472, $1,057,310 and $535,010, respectively, at June 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

IMMOBILIARE GLOBAL INVESTMENTS, INC.
(Registrant)

Dated: August 19, 2013	/s/ Wayne Middleton
Wayne Middleton
Principal Executive Officer

Dated: August 19, 2013	/s/ Bradford Margetts
Bradford Margetts
Principal Financial and Accounting Officer